Form 10-K
period 1994-01-02
BIC CORP
filed 1994-03-28
CIK 11975

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


    (Mark One)



        X     Annual Report Pursuant to Section 13 or 15(d) of The Securities
     -------- Exchange Act of 1934 (Fee Required)

              For the fiscal year ended January 2, 1994

              Transition Report Pursuant to Section 13 or 15(d) of The -------- Securities Exchange Act of 1934 (No Fee Required)


               For the transition period from _____ to _____

                        Commission File Number 1-6832


                               BIC CORPORATION
           (Exact name of registrant as specified in its charter)


           New York                                    06-0735597
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  500 BIC Drive, Milford, Connecticut                    06460
(Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code:  (203) 783-2000
- --------------------------------------------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
            Title of each class                  on which registered
- ----------------------------------------    ------------------------------------
                Common shares,                   New York Stock Exchange
               $1.00 par value


         Securities registered pursuant to Section 12(g) of the Act:

                                    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X        No
                                 ------         ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X .
                            ----

     At February 3, 1994, there were 23,559,244 common shares of the registrant outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was $153,016,214.

                    Documents Incorporated by Reference:

     Registrant incorporates by reference in Part III of this Annual Report the definitive proxy statement to be issued in connection with the 1994 Annual Meeting of Shareholders.

BIC CORPORATION AND SUBSIDIARIES

PART I

Item 1 - Business

  The term "Corporation" refers to BIC Corporation, a New York corporation which was incorporated in 1958, and its subsidiaries, unless the context indicates otherwise.

  The Corporation's primary focus is the manufacture and sale of high-quality, low-cost consumer products. These products include stationery products, lighters and shavers. The Corporation also distributes sailboards which are purchased from a foreign affiliate. While most of the Corporation's operations are conducted in the United States, operations are also conducted at other locations in North and Central America. Societe BIC, S.A. is the Corporation's majority shareholder.

  The following table sets forth the net sales and income (loss) before income taxes, extraordinary credit and cumulative effect of change in accounting principle for each of the Corporation's principal products for the periods indicated:

(In millions)                                           1993     1992     1991
- ------------------------------------------------------------------------------
Net Sales
Stationery Products                                   $233.3   $216.2   $184.7
Lighters                                               102.3    101.0     96.1
Shavers                                                 98.6     94.6     82.1
Sport                                                    5.1      5.6      6.3
                                                 -----------------------------
                                                      $439.3   $417.4   $369.2
                                                 =============================
Income (Loss) Before Income Taxes,
  Extraordinary Credit and Cumulative
  Effect of Change in Accounting Principle
Stationery Products                                   $ 37.2   $ 34.4   $ 27.3
Lighters                                                11.4      8.5      3.3
Shavers                                                 23.8     24.2     17.0
Sport                                                    1.6       .2     (1.0)
                                                 -----------------------------
                                                      $ 74.0   $ 67.3   $ 46.6
                                                 =============================

 Products

  The principal products of the Corporation are as follows:

Stationery Products

  The Corporation is the largest manufacturer and distributor of ball pen writing instruments in North America. Based on market research studies and other public information, the number of ball pens sold by the Corporation in 1993 represents approximately 40% of the office products market in the United States and close to 60% of the over-the-counter market. These pens, which are marketed under trademarks owned by the Corporation, are available in both non-retractable, non-refillable models and retractable, refillable models. The pens are available in various ink and barrel colors and point sizes. In addition to ball pens, the Corporation manufactures highlighting markers, roller pens and correction fluids and distributes mechanical pencils.

  In 1992, the Corporation acquired Wite-Out Products, Inc., the second largest manufacturer of correction fluid in the United States. During the fourth quarter of 1993, the Corporation introduced four performance-based correction fluids formulated to meet the specific needs of individual consumers: For Everything(R) Quick Dry, For Everything Extra Coverage, For Everything Super Smooth and Water Base. This line contains no chemicals known to deplete the ozone layer. With this introduction, BIC(R) Wite-Out(R) Formula 109(R), BIC Wite-Out For Copies, and BIC Wite-Out for Pen & Ink have been discontinued. The new Wite-Out line will be supported with special consumer and trade promotions during 1994.

  During 1993, the Corporation expanded its line of Soft Feel(R) pens to include Soft Feel Stic. Soft Feel pens have rubberized barrels for greater writing comfort. The Corporation also introduced six new BIC Wavelengths(R) designs in 1993, which include Clear Clics(TM), clear clic pens with fashion tinted bodies; and Hot-Lites(TM), highlighters with heat sensitive barrels that change color when held. The other new designs are Art Attacks(TM), Flats(TM), Spaz(TM) and Glow Stics(TM). BIC Wavelengths is a line of fashionable pens and mechanical pencils featuring a variety of colorful designs, images and ink colors. The Corporation will continue to expand its BIC Wavelengths line in 1994.

Lighters

  The Corporation is the leading manufacturer and distributor of disposable butane lighters in North America. Based on market research studies and other public information, BIC lighters continue to maintain their market leadership position despite the importation of low-quality, inexpensive lighters from the Far East.

  During the second quarter of 1992, the Corporation introduced to the market its BIC Lighter with Child Guard(R). This new model, which has a lever that makes it even more difficult for children to light, exceeds the United States Consumer Product Safety Commission standard that will go into effect on July 12, 1994.

  The Corporation continues to expand its Limited Edition line to include new fashions and designs. During the first quarter of 1993, BIC introduced Country Western and Flowers. The Country Western series offers five full-color illustrations of scenes from the American West; the Flowers series consists of five floral designs in a variety of rich colors.

Shavers

  One-piece shavers, the only type sold by the Corporation, account for over 60% of the wet-shave market. In the one-piece shaver market, which consists of over
1.2 billion units annually, the Corporation continues to share the number one position. These statistics are based on market research studies and other public information.

  In 1992, the Corporation introduced a new line of twin-blade shavers: BIC Twin Select(R) Normal Skin, BIC Twin Select(R) Sensitive Skin and BIC Twin Pastel(TM) for women. The BIC twin-blade shaver features precise twin-blade orientation for different skin types, a slimmer shaver head, a long and tapered handle and a reusable guard. During 1993, the Corporation supported this line with special promotions and television advertising, and will continue to do so in 1994. The promotions will primarily be account specific in 1994, whereas in 1993, the promotions were directed towards the mass market.

Sport

The principal sport product distributed by the Corporation is the BIC Sailboard. These sailboards are purchased from a foreign affiliate.

Sales/Marketing

  The Corporation's principal products are sold through the Corporation's sales force and manufacturer representative groups to approximately 18,500 accounts, which include food, drug, wholesale club, superstore, variety and retail outlets, as well as tobacco, drug and stationery wholesalers, who in turn distribute the products to retail outlets. Sales to commercial customers are generated both by the Corporation's own sales force and by selected manufacturer representative groups who sell to office supply distributors and retailers. Stationery products, lighters and shavers carrying the purchaser's name, trademark, corporate symbol or other imprint are sold to customers for advertising specialty or premium purposes by the Corporation's Special Markets Division.

  The Corporation relies upon advertising on national television networks, in national publications with broad circulation and in publications for specialized audiences. In addition, the Corporation maintains a cooperative advertising program pursuant to which it shares the cost of certain advertising with retailers. The Corporation also provides a wide variety of product displays, seasonal sales promotion materials and other advertising and merchandising aids to retail outlets.

International Operations

  The Corporation's international operations consist of the operations of its subsidiaries in Canada, Mexico, Guatemala and Puerto Rico. Sales by foreign subsidiaries were approximately 15% of consolidated net sales in 1993 and 16% in 1992 and 1991.

  International operations are subject to certain risks, including changes in currency exchange rates and imposition of foreign exchange controls. During 1992, the Corporation's Mexican subsidiaries' economy ceased to be considered highly inflationary, and the Mexican peso became the subsidiaries' functional currency. The operations in Guatemala and Mexico showed slight improvements in sales for 1993.

Competition

  Although the Corporation is the leading domestic manufacturer of ball pen writing instruments and disposable butane lighters, it is subject to intense competition in all areas of its business. Competitors include both smaller specialized firms and larger diversified companies, some of which have broader product lines and substantially greater financial resources than the Corporation. The Corporation's major competitor in stationery products is Gillette Company. Major competitors in lighters are Scripto Tokai Corporation, Swedish Match Corporation and importers of low-quality, inexpensive lighters from the Far East. In shavers, major competitors are Gillette Company and the Schick Division of Warner Lambert Company.

Trademarks

  The Corporation owns a number of trademarks relating to its products which are the subject of intensive advertising and marketing programs. The principal registered trademarks, which the Corporation believes are important to its business, are BIC, (Logo of BIC), "Flick My BIC", (Logo of BIC Wavelengths), and (Logo of BIC Wite-Out).

Employee Relations

  At January 2, 1994, the Corporation had approximately 2,500 employees, of whom approximately 590 were unionized personnel at the Corporation's facility in Milford, Connecticut. These unionized personnel are represented under a collective bargaining agreement which expires on November 29, 1997. The Corporation considers its employee relations to be good.

Item 2 - Properties

  At January 26, 1994, the Corporation owned and operated manufacturing plants in the United States, Mexico, Canada and Guatemala. Manufacturing areas, including related office and service areas of the Corporation, are as follows:

                                                                        Square
                                                                          Feet
- ------------------------------------------------------------------------------
Milford, Connecticut                                                   800,000
Fountain Inn, South Carolina                                           157,000
Duncan, South Carolina                                                 144,000
Gaffney, South Carolina                                                113,000
Clearwater, Florida                                                     89,000
Cuautitlan, Mexico                                                     151,000
Toronto, Ontario, Canada                                                81,000
Guatemala City, Guatemala                                               15,000
- ------------------------------------------------------------------------------

  In January 1993, the Corporation's Special Markets Division began leasing a 30,500 square foot building in Clearwater, Florida for additional office and warehouse space. During 1993, the Corporation expanded its Duncan (formerly Spartanburg), South Carolina; Fountain Inn, South Carolina; Clearwater, Florida and Cuautitlan, Mexico facilities. The Corporation recently relocated its Wite-Out operation from a leased facility in Beltsville, Maryland to its Fountain Inn, South Carolina facility.

  The Corporation leases sales offices and warehouse space at various other locations and owns or leases such machinery and equipment as is necessary for the operation of its business. In general, the machinery and plants are in good condition, adequately meet the Corporation's needs and operate at reasonable levels of production capacity.

Item 3 - Legal Proceedings

  The Corporation has significant contingent liabilities with respect to pending litigation, claims and disputes, principally relating to its lighters, which arise in the ordinary course of its business.

  In 1985, the United States District Court, Southern District of New York (the "District Court"), in connection with pending patent actions between BIC Sport U.S.A. Inc. and Windsurfing International, ruled that Windsurfing's sailboard patent was valid and was infringed by BIC boards. The patent in question expired in January 1987. By decision dated April 8, 1991, the District Court awarded damages of lost profits to Windsurfing International based upon a market share theory. BIC appealed the decision and on August 4, 1993, the United States Court of Appeal for the Federal Circuit reversed the District Court's award based on lost profits and remanded the case to the District Court for a determination of damages based upon a reasonable royalty. As of January 2, 1994, BIC has provided for this liability in its consolidated financial statements.

  In November 1992, a state court jury in Creek County, Oklahoma, in a 9 to 3 verdict, awarded $11,000,000 in actual damages and $11,000,000 in punitive damages against the Corporation in connection with a product liability action. Management is vigorously appealing the verdict on a number of grounds. It is the opinion of management, based on advice of legal counsel, that it is probable that the verdict will be overturned on appeal.

  BIC has been named a Potentially Responsible Party at a superfund site. Refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

  While the ultimate liability with respect to the above matters, including any additional liability not provided for, is not presently determinable, it is the opinion of management, after consultation with counsel to the Corporation, that any liabilities resulting therefrom will not have a material adverse effect on the Corporation's consolidated financial position or on its results of operations if such operations continue at the present level.

Item 4 - Submission of Matters to a Vote of Security Holders

  No matters were submitted during the fourth quarter of fiscal year 1993 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant's Common Shares and Related Shareholder Matters

  On October 6, 1992, the Corporation began trading its common shares on the New York Stock Exchange. The shares previously traded on the American Stock Exchange.

  Set forth below is the range of sales prices of the Corporation's common shares for each quarter during 1993 and 1992.

                1993                                           1992/1/
- -------------------------------------------------------------------------------
          High         Low                                High         Low
          ----         ---                                ----         ---
First     $41          $30 7/8                 First      $19 7/8     $14 3/4

Second     33 7/8       26                     Second      21 7/8      17 3/4

Third      31 3/8       27                     Third       25 1/2      19

Fourth     33 5/8       27                     Fourth      36 3/4      21 1/4
- -------------------------------------------------------------------------------

/1/ Per share amounts have been retroactively restated to reflect the 1992 share split effected in the form of a 100% share dividend.

  The Corporation paid quarterly cash dividends which totaled $0.72 in 1993 and $1.06 in 1992. The 1992 cash dividends included a special cash dividend of $0.50 per share. During the first quarter of 1994, the Board of Directors voted an increase in the regular quarterly dividend from $0.18 per share to $0.20 per share, effective with the dividend paid on January 31, 1994, to shareholders of record on January 17, 1994.

  In 1993, the Corporation amended its Certificate of Incorporation to increase the number of authorized common shares, $1 par value, from 25,000,000 to 50,000,000.

Item 5 - Market for Registrant's Common Shares and Related Shareholder Matters (Continued)

  As of January 26, 1994, there were approximately 1,400 shareholders of record of the Corporation's Common Shares.

Item 6 - Selected Financial Data

  The following selected consolidated financial data for the five fiscal years ended January 2, 1994, insofar as it relates to the 1993, 1992 and 1991 fiscal years, should be read in conjunction with the Corporation's consolidated financial statements included herein.


FISCAL YEAR
(Thousands except for
per share data)                                             1993            1992            1991            1990            1989
- -----------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $439,311        $417,377        $369,171        $329,246        $330,262
Income before income taxes,
 extraordinary credit and
 cumulative effect of change in
 accounting principle                                     73,986          67,278          46,616          41,067          39,558
Net income                                                34,964          39,935          28,059          24,055          23,022
Total assets                                             336,216         308,466         280,205         257,107         244,171
Long-term debt                                                                                                             1,169
Per share:
 Income before extraordinary
  credit and cumulative effect
  of change in accounting principle                        $1.90           $1.70           $1.12           $0.92           $0.95
 Net income                                                 1.48            1.70            1.16            0.99            0.95
 Cash dividends/1/                                          0.72            1.06            0.56            1.06            0.52

- -----------------------------------------------------------------------------------------------------------------------------------

/1/ Cash dividends per share represent the total dividends paid each year. Per share amounts have been retroactively restated to reflect the 1992 share split effected in the form of a 100% share dividend.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The cash required by the Corporation for working capital, capital expenditures and dividend payments was generated from operations and, to a lesser extent, short-term borrowings. The Corporation expects to continue to satisfy most of its cash requirements through internally generated funds. The Corporation's current ratio was 1.87 in 1993 and 1.79 in 1992, reflecting the Corporation's highly liquid position and ability to finance its current operations without significant short-term borrowings.

  Allowance for doubtful accounts decreased by $1.0 million to $4.1 million in 1993 and increased by $2.7 million to $5.1 million in 1992. These fluctuations are related to an increase in bad debt expense in 1992 and an increase in amounts written-off in 1993. Both of these increases are related to Phar Mor Stores Inc. filing for bankruptcy during the third quarter of 1992.

  Inventories increased by $1.3 million in 1993 and by $10.9 million in 1992. These increases were associated with higher production levels to support sales increases. Average inventory turnover was 4.0 times in 1993 and 4.3 times in 1992.

  Bank borrowings were $6.7 million at January 2, 1994 and $7.7 million at January 3, 1993 which primarily reflect borrowings by the Corporation's United States operations. Information concerning the Corporation's bank borrowings is contained in Note 6 of Notes to Consolidated Financial Statements.

  Accounts payable and accrued expenses decreased by $2.8 million in 1993 and increased by $5.5 million in 1992. The 1993 decrease is primarily due to the timing of income tax payments by the Corporation's Canadian subsidiary. The 1992 fluctuation primarily reflected a $7.7 million increase in the provision for insurance associated with general liability and workers' compensation, partially offset by a $2.9 million decrease in the payroll liability mainly due to the timing of bonus payments.

  Capital spending decreased in 1993 and increased in 1992. Purchases of property, plant and equipment were $41.2 million in 1993 and $44.9 million in 1992. Spending in 1993 included purchases of machinery and equipment for productivity increases and quality improvements in stationery products and lighters; capacity increases in stationery products and new stationery products; expansions of the Duncan, South Carolina; Fountain Inn, South Carolina; Clearwater, Florida and Cuautitlan, Mexico facilities and building improvements for the Gaffney, South Carolina facility. Spending in 1992 was principally for productivity increases and quality improvements in stationery products, lighters and shavers, which included the purchase of approximately 60 new molding machines; capacity increases in stationery products and the purchase of two facilities in South Carolina. 1994 capital spending for all of the Corporation's locations is expected to be lower than the 1993 level.

  In July 1993, the U.S. Environmental Protection Agency ("EPA") issued its final volumetric ranking of Potentially Responsible Parties ("PRPs") for the Solvents Recovery Service of New England ("SRSNE") Superfund Site in Southington, Connecticut. The Corporation has been notified that it is a PRP at the Site and has been ranked, by the EPA, number 192 of a total of 1,659 PRPs named. This ranking represents less than 1% of the total volume of waste disposed at the SRSNE Site with the first 191 PRPs representing 90% of the total volume.

  The Corporation cannot predict with certainty the total costs of cleanup, the Corporation's share of the total costs or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanup, or the availability of insurance coverage. Based on currently available information, the Corporation believes that its share of the ultimate cleanup costs at this Site will not have a material adverse impact on the Corporation's financial position or on its results of operations if such operations continue at the present level.

  At January 2, 1994 and January 3, 1993, the Corporation carried no long-term debt. At January 2, 1994, unused lines of credit were $99.7 million and stand-by letters of credit were $35.5 million, which management believes is more than adequate to meet the Corporation's current or future requirements.

  During the first quarter of 1994, the Board of Directors voted an 11.1% increase in the regular quarterly cash dividend from $0.18 per share to a new rate of $0.20 per share, effective with the dividend paid on January 31, 1994 to shareholders of record on January 17, 1994.

  In 1993, the Corporation amended its Certificate of Incorporation to increase the number of authorized common shares, $1 par value, from 25,000,000 to 50,000,000.

  During the first quarter of 1992, the Corporation paid a special cash dividend of $0.50 per share, which was in addition to the regular quarterly cash dividend of $0.14 per share.

  In January 1994, the Corporation concluded negotiations with its unionized employees, local utilities and local taxing authorities. Concessions received through these negotiations will result in a modest, but important, reduction in future operating costs at its Milford, Connecticut facility. In addition, the State of Connecticut has offered the Corporation a $9 million grant and loan package to offset capital spending for its Milford, Connecticut facility.

  Consistent with common practice, the Corporation self-insures to a degree against certain types of risk. The Corporation also has in place risk management programs other than insurance to minimize exposure to loss. The programs remained relatively unchanged from the prior year. Management believes its overall risk management and insurance programs are adequate to protect its assets and earnings against significant loss.

Results of Operations

  In 1993, the Corporation's net sales increased by $21.9 million to $439.3 million due to increased sales of stationery products of $17.1 million, lighters of $1.3 million and shavers of $4.0 million, partially offset by a decline in sport products of $0.5 million. The increase in stationery products primarily represents an increase in average selling prices of approximately 9% by its North American operations. The increase in lighters primarily reflects an increase in units sold of approximately 3% by its United States operations. The shaver increase is attributable to higher average selling prices of approximately 10% in North America. This shaver increase is partially offset by a slight decline in units sold.

  In 1992, the Corporation's net sales increased by $48.2 million to $417.4 million due to increased sales of stationery products of $31.5 million, lighters of $4.9 million and shavers of $12.5 million, partially offset by a decline in sport products of $0.7 million. The increase in stationery products, which included the incremental sales of Wite-Out products, reflected increased units sold of approximately 11% and higher average selling prices in the United States. One of the Corporation's Mexican subsidiaries also showed improvements in units sold and higher average selling prices. The increase in lighters was primarily attributable to increased units sold of approximately 4% in North America. The shaver increase was largely the result of the incremental sales of twin-blade shavers.

  Net sales of sport products decreased by $0.5 million in 1993 and by $0.7 million in 1992. These reductions reflect a decrease in the number of units sold of approximately 11% in 1993 and 5% in 1992, and lower average selling prices. Income before income taxes, extraordinary credit and cumulative effect of change in accounting principle was $1.6 million in 1993 and $0.2 million in 1992 for sport products. The increase in 1993 is related to a reduction in the provision related to sailboard litigation which is discussed further in Part I, Item 3 - Legal Proceedings.

  Foreign sales remained relatively flat in 1993, while increasing by approximately 13% in 1992. The increase in 1992 primarily reflected increased sales of stationery products by one of the Corporation's Mexican subsidiaries.

  The Corporation's purchases from Societe BIC, S.A., the Corporation's majority shareholder, and from other affiliated companies, decreased by $1.8 million to $42.2 million in 1993 and increased by $2.4 million to $44.0 million in 1992. The 1993 decrease primarily represents lower inventory purchases from Societe BIC, S.A. The 1992 increase reflects higher inventory purchases from Societe BIC, S.A., partially offset by favorable foreign exchange rates. The Corporation purchases from Societe BIC, S.A. and other affiliated companies, products that it does not presently manufacture, certain component parts and machinery and equipment. Information concerning the Corporation's transactions and balances with Societe BIC, S.A. and other related parties is contained in Note 15 of Notes to Consolidated Financial Statements.

  Gross profit, as a percentage of net sales, increased by 0.4% in 1993 and by 2.7% in 1992. The 1992 increase primarily reflected improvements in the United States and Canadian operations. The improvements in the United States were principally due to favorable foreign exchange rates associated with imports, and higher average selling prices in shavers resulting from the incremental sales of twin-blade shavers. The improvements in the Canadian operations reflected higher average selling prices in shavers and BIC Wavelengths, and favorable foreign exchange rates associated with imports.

  Advertising, selling, general and administrative, marketing and research and development expenses increased by $7.3 million to $133.7 million in 1993 and by $12.2 million to $126.4 million in 1992. The 1993 increase reflects higher selling expenses and an 18% increase in marketing expenses. These increases are partially offset by an 8% decrease in general and administrative expenses. The increase in selling expense is attributable to higher sales levels. The increase in marketing is related to the costs associated with the promotion of the Corporation's line of twin-blade shavers. The decrease in general and administrative expenses reflects a decrease in the provision for general liability and workers' compensation insurance, relocation costs and bad debt expense. These decreases are partially offset by an increase in the amortization of intangibles associated with the purchase of Wite-Out Products, Inc. The 1992 increase included a 23% increase in general and administrative expenses and a 20% increase in marketing and advertising. The general and administrative expense reflected the increase in the provision for general liability and workers' compensation insurance, relocation costs attributable to the relocation of the marker division, higher bad debt expense and the amortization of the intangible assets acquired in the purchase of Wite-Out Products, Inc. The increase in marketing and advertising included the promotional costs associated with the introduction of the Corporation's line of twin-blade shavers. One of the Corporation's Mexican subsidiaries incurred higher advertising costs, in order to mitigate the effects of increased competition resulting from the removal of price controls and the easing of restrictions on foreign imports.

  Other income - net increased by $2.0 million to $4.2 million in 1993 and by $0.8 million to $2.2 million in 1992. The 1993 fluctuation is due to an increase in net foreign currency gains and to a reduction in the provision related to the sailboard litigation which is discussed further in Part I, Item 3- Legal Proceedings. These fluctuations are partially offset by lower interest income and higher interest expense. The 1992 fluctuation was primarily due to decreases in several miscellaneous expense items, none of which was individually significant. These decreases were partially offset by lower interest income in the United States.

  The effective tax rate has varied each year as follows: 39.5% in 1993, 40.6% in 1992 and 42.1% in 1991. During 1991, the Corporation utilized the tax benefit of a foreign net tax operating loss carryforward of $1.1 million which was shown as an extraordinary credit in the Statement of Consolidated Income.

  Income before extraordinary credit and cumulative effect of change in accounting principle increased by $4.8 million and by $12.9 million in 1993 and 1992, respectively. These increases were primarily due to improvements in core operations (stationery products, lighters and shavers) in the United States.

  In 1993, net income included a $9.8 million cumulative effect of a change in accounting principle which was entirely related to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Refer to New Accounting Standards below for further discussion.

New Accounting Standards

  Effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation elected to recognize the cumulative effects of this obligation on the immediate recognition basis. The cumulative effects as of January 4, 1993 of adopting SFAS 106 were an increase in accrued postretirement costs of $16.2 million and a decrease in net earnings of $9.8 million, or $0.42 per share. The adoption of SFAS 106 had no effect on the Corporation's cash flow.

  Effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. There was no material cumulative effect on the Corporation's financial position or on its results of operations by adopting SFAS 109.

  The Corporation is required to adopt Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," by fiscal 1994. The adoption of SFAS 112 will not have a significant effect on the Corporation's consolidated financial position or on its results of operations if such operations continue at the present level.

Item 8 - Financial Statements and Supplementary Data

  The consolidated financial statements and supplementary data are set forth beginning on page 13 of this Annual Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There were no changes in accountants, or disagreements with accountants on accounting principles or practices, or financial statement disclosure.

PART III

Item 10 - Directors and Executive Officers of the Registrant*

Item 11 - Executive Compensation*

Item 12 - Security Ownership of Certain Beneficial Owners and Management*

Item 13 - Certain Relationships and Related Transactions*

  *Responses to Items 10 through 13 are omitted since the Corporation will, no later than 120 days after January 2, 1994, the close of its most recent fiscal year, file a definitive proxy statement pursuant to Regulation 14(a) of the General Rules and Regulations under the Securities Exchange Act of 1934.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements:
           See the attached Index to Consolidated Financial Statements and Financial Statement Schedules.
    2. Financial Statement Schedules:
           See the attached Index to Consolidated Financial Statements and Financial Statement Schedules.
    3. Exhibits:
           3. a. Restated Certificate of Incorporation, as filed May 5, 1993.
              b. By-Laws, as amended./1/
           4. Instruments relating to long-term debt are not filed, but the Registrant agrees to file a copy of such instruments, upon the request of the Securities and Exchange Commission.
           9. a. Voting Trust Agreement, dated February 5, 1991, by and among Societe BIC, S.A., Marcel L. Bich, Neil A. Polio, Bruno Bich, Francois Bich and BIC Corporation, as amended February 3, 1992, for the purpose of naming Alexander Alexiades as successor voting trustee./2/
              b. Amendment to Voting Trust Agreement, dated July 5, 1993.
          10. a. Selected Executive Retirement Plan, as amended.
              b. Agreement, dated July 1, 1971, including amendments, between
                 Societe BIC, S.A. and BIC Pen Corporation./2/
          21.    Subsidiaries of the Registrant.
          23.    Consent of Independent Auditors.
- -------------------------
/1/ Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended January 3, 1993.


/2/ Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended December 30, 1990.

    Shareholders may obtain a copy of any exhibit not contained herein by writing to the Secretary, BIC Corporation, 500 BIC Drive, Milford, CT 06460. A charge of $.50 per page to cover the cost of copying and handling will be imposed.

(b) No reports on Form 8-K were filed by the Corporation during the last quarter of its fiscal year ended January 2, 1994.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIC CORPORATION
By:  BRUNO BICH
     Bruno Bich, Chairman and Chief Executive Officer

Date:  March 9, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE AND TITLE                             DATE
- -------------------------------------------------------------------------------

                         BRUNO BICH                              March 9, 1994
- ------------------------------------------------------------
                        (Bruno Bich)
         Chairman and Chief Executive Officer and Director
                   (Chief Executive Officer)

                       RAYMOND WINTER                            March 9, 1994
- ------------------------------------------------------------
                      (Raymond Winter)
       President and Chief Operating Officer and Director
                  (Chief Operating Officer)

                    ROBERT L. MACDONALD                          March 9, 1994
- ------------------------------------------------------------
                   (Robert L. Macdonald)
           Vice President-Finance and Treasurer
        (Principal Financial and Accounting Officer)

                    ALEXANDER ALEXIADES                          March 9, 1994
- ------------------------------------------------------------
                   (Alexander Alexiades)
                          Director

                      ROBERT E. ALLEN                            March 9, 1994
- ------------------------------------------------------------
                     (Robert E. Allen)
                          Director

                     DAVID W. HELENIAK                           March 9, 1994
- ------------------------------------------------------------
                    (David W. Heleniak)
                          Director

                    ANTOINE G. TREUILLE                          March 9, 1994
- ------------------------------------------------------------
                   (Antoine G. Treuille)
                          Director
- -------------------------------------------------------------------------------

BIC CORPORATION AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                          PAGE
- ----------------------------------------------------------------------------------------------------------------------------------
Report of Independent Auditors                                                                                             14

Consolidated Financial Statements:
Consolidated Balance Sheets, January 2, 1994 and January 3, 1993                                                           15
Statements of Consolidated Income for the 1993, 1992 and 1991 Fiscal Years                                                 16
Statements of Consolidated Retained Earnings for the 1993, 1992 and 1991 Fiscal Years                                      16
Statements of Consolidated Cash Flows for the 1993, 1992 and 1991 Fiscal Years                                             17
Notes to Consolidated Financial Statements                                                                                 18

Consolidated Financial Statement Schedules for the Years Ended
 January 2, 1994, January 3, 1993 and December 29, 1991:
  II  - Schedule of Amounts Receivable from Employees                                                                      33
   V  - Consolidated Property, Plant and Equipment                                                                         34
  VI  - Consolidated Accumulated Depreciation of Property, Plant and Equipment                                             35
 VIII - Consolidated Valuation Accounts                                                                                    36
- ----------------------------------------------------------------------------------------------------------------------------------

  All other financial statement schedules have been omitted because the conditions requiring the filing thereof do not exist or because the required information is shown in the consolidated financial statements or notes thereto.

(Logo of Deloitte & Touche)

                        REPORT OF INDEPENDENT AUDITORS


To the Shareholders of BIC Corporation:

We have audited the accompanying consolidated financial statements and related financial statement schedules of BIC Corporation and its subsidiaries (the "Corporation") listed in the preceding Index to Consolidated Financial Statements and Financial Statement Schedules of the Annual Report on Form 10-K of the Corporation for the year ended January 2, 1994. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIC Corporation and its subsidiaries at January 2, 1994 and January 3, 1993 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, in 1993, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.

DELOITTE & TOUCHE

New Haven, Connecticut

January 28, 1994

BIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 1994 and JANUARY 3, 1993


                                                                                     January 2,                January 3,
(Dollars in thousands except for share data)                                              1994                      1993
- --------------------------------------------------------------------------------------------------------------------------
ASSETS:
Current Assets:
Cash and Cash Equivalents                                                             $ 24,094                  $ 25,234
Receivables - Trade and Other (Net of Allowance for Doubtful
  Accounts 1993 - $4,084 and 1992 - $5,076)                                             52,019                    50,817
Inventories                                                                             59,426                    58,492
Deferred Income Taxes                                                                   16,809                    14,437
Other                                                                                   13,637                    13,079
- --------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   165,985                   162,059
Property, Plant and Equipment - Net                                                    140,317                   119,132
Other Assets                                                                            29,914                    27,275
- --------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $336,216                  $308,466
                                                                               ===========================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Bank Borrowings                                                                       $  6,731                  $  7,677
Accounts Payable - Trade and Other                                                      21,179                    21,739
Accrued Expenses:
  Federal and State Income Taxes                                                         8,085                    11,752
  Insurance                                                                             22,739                    21,164
  Payroll and Payroll Taxes                                                              6,108                     6,025
  Other                                                                                 23,911                    22,233
- --------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               88,753                    90,590
- --------------------------------------------------------------------------------------------------------------------------

Non-Current Liabilities:
Income Taxes                                                                                                       5,923
Postretirement Benefits                                                                 20,775                     2,587
- --------------------------------------------------------------------------------------------------------------------------
Total Non-Current Liabilities                                                           20,775                     8,510
- --------------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (See Note 14)

Shareholders' Equity:
Preferred Shares ($1 Par Value; Authorized -  1,000,000;
  No Shares Issued or Outstanding)
Common Shares ($1 Par Value; Authorized: 1993 - 50,000,000 and
  1992 - 25,000,000; Outstanding - 23,559,244)                                          23,559                    23,559
Retained Earnings                                                                      205,902                   187,900
Foreign Currency Translation Adjustment                                                 (2,773)                   (2,093)
- --------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             226,688                   209,366
- --------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $336,216                  $308,466
                                                                               ===========================================

See Notes to Consolidated Financial Statements.

BIC CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME
FOR THE 1993, 1992 AND 1991 FISCAL YEARS

(In thousands except for per share data)                                                  1993          1992        1991
- --------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                             $439,311      $417,377    $369,171

Cost of Goods Sold                                                                     235,820       225,806     209,763
- --------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                           203,491       191,571     159,408
Advertising, Selling, General and
  Administrative, Marketing and Research
  & Development Expenses                                                               133,732       126,445     114,197
- --------------------------------------------------------------------------------------------------------------------------
Income from Operations                                                                  69,759        65,126      45,211
Other Income - Net                                                                       4,227         2,152       1,405
- --------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Extraordinary Credit
  and Cumulative Effect of Change in Accounting Principle                               73,986        67,278      46,616
Provision for Income Taxes                                                              29,206        27,343      19,607
- --------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Credit and Cumulative Effect
  of Change in Accounting Principle                                                     44,780        39,935      27,009
Extraordinary Credit - Utilization of Net
  Operating Loss Carryforward                                                                                      1,050
Cumulative Effect of Change in Accounting for Postretirement
  Benefits Other Than Pensions, Net of Taxes of $6,384                                  (9,816)
- --------------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $ 34,964      $ 39,935    $ 28,059
                                                                               ===========================================
Earnings Per Common Share:
  Income Before Extraordinary Credit and Cumulative Effect of
    Change in Accounting Principle                                                      $ 1.90         $1.70       $1.12
  Extraordinary Credit                                                                                              0.04
  Cumulative Effect of Change in Accounting Principle                                    (0.42)
- --------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                            $ 1.48         $1.70       $1.16
                                                                               ===========================================

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
FOR THE 1993, 1992 AND 1991 FISCAL YEARS

(In thousands)                                                                            1993          1992        1991
- --------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of Year                                                           $187,900      $183,416    $168,837
Net Income                                                                              34,964        39,935      28,059
Dividends - Cash                                                                       (16,962)      (24,973)    (13,480)
          - Common Share Split Effected in
            the Form of a 100% Share Dividend
                                                                                                     (10,478)
- --------------------------------------------------------------------------------------------------------------------------
Balance - End of Year                                                                 $205,902      $187,900    $183,416
                                                                               ===========================================


See Notes to Consolidated Financial Statements.

BIC CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE 1993, 1992 AND 1991 FISCAL YEARS

(In thousands)                                                                            1993          1992       1991
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $ 34,964      $ 39,935   $ 28,059
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                                                           20,881        15,703     13,502
Provision for Losses on  Receivables - Trade and Other                                      85         2,286      1,430
Effects of Foreign Currency Transactions                                                   753          (264)       565
Deferred Income Taxes                                                                   (1,177)          369     (1,404)
Cumulative Effect of Change in Accounting Principle                                      9,816
Other                                                                                    1,810          (147)       576
Changes in Operating Assets and Liabilities:
Increase in Receivables - Trade and Other                                               (1,915)       (4,308)    (6,839)
Increase in Inventories                                                                 (1,266)      (10,945)    (3,986)
Increase in Other Assets                                                                  (778)         (477)    (3,910)
Increase (Decrease) in Accounts Payable and Accrued Expenses                            (2,790)        5,520     17,190
- --------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                               60,383        47,672     45,183
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                             (41,181)      (44,908)   (26,106)
Proceeds from Sale of Property, Plant and Equipment                                        672           965      1,686
Purchases of Trademarks and Patents                                                       (724)         (775)      (483)
Purchase of Wite-Out Products, Inc., Net of Cash Acquired                                            (19,307)
Deferred Charges, Deposits and Other                                                    (1,861)       (2,041)       191
- --------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                  (43,094)      (66,066)   (24,712)
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Bank Borrowings                                                (878)        7,687
Dividends Paid                                                                         (16,962)      (24,973)   (13,480)
Purchase of Treasury Stock                                                                                       (9,218)
- --------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                  (17,840)      (17,286)   (22,698)
- --------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                   (589)         (627)      (206)
- --------------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                                   (1,140)      (36,307)    (2,433)
Cash and Cash Equivalents, Beginning of Year                                            25,234        61,541     63,974
- --------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                                $ 24,094      $ 25,234   $ 61,541
                                                                                   =======================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid during the Year for:
Interest                                                                              $    635      $    443   $     49
                                                                                   =======================================
Income Taxes                                                                          $ 34,245      $ 26,339   $ 16,061
                                                                                   =======================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
In 1992, the Corporation purchased all the capital stock of
  Wite-Out Products, Inc. for $19,848.

Fair Value of Assets Acquired                                                                       $ 20,875
Cash Paid                                                                                            (19,848)
- --------------------------------------------------------------------------------------------------------------------------
Liabilities Assumed                                                                                 $  1,027
                                                                                   =======================================

See Notes to Consolidated Financial Statements.

BIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  A summary of significant accounting policies for BIC Corporation and its subsidiaries (the "Corporation"), manufacturers and distributors of high-quality, low-cost consumer products, is as follows:

Consolidation

  The consolidated financial statements include the accounts of BIC Corporation and its subsidiaries. An investment in an affiliated company is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

Inventories

  Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market.

Property, Plant and Equipment

  Property, plant and equipment is recorded at cost. Depreciation, principally on the declining balance method, is provided over the estimated useful lives of the assets as follows:

Buildings and improvements                              10-50 years
Machinery and equipment                                  3-12 years

  Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized. Costs of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal and any resulting gains or losses are included in income.

Intangibles

  Costs pertaining to goodwill and patents are amortized on the straight-line method over five to seventeen years. Trademarks are amortized over five to forty years.

Accrued Expenses - Insurance

  Accrued expenses - insurance represents the estimated costs of known and anticipated claims under the Corporation's product liability (principally relating to its lighters) and workers' compensation insurance policies. For each claim, the Corporation maintains self-insurance up to the estimated amount of the probable claim or the amount of the deductible, whichever is lower. At each financial reporting date, probable claim amounts, individually or in aggregate, were not expected to materially exceed the deductible. Claims are generally settled within five years of origination.

BIC CORPORATION AND SUBSIDIARIES

Employee Benefit Plans

  Substantially all employees in the United States and Canada are covered by defined benefit pension plans. The plans are noncontributory and provide for pension benefits based on average pay and years of service to the Corporation. Funding for the pension plans is based on a review of the specific requirements and an evaluation of the assets and liabilities of each plan.

  The Corporation has a share purchase plan for substantially all full-time United States unionized employees who elect to participate. Effective July 1992, a 401(k) Savings and Investment Plan was established, which constitutes a replacement of the BIC Corporation Employees Share Purchase Plan for non-unionized employees. The plans provide that the Corporation match a portion of participant contributions.

  The Corporation provides certain postretirement medical and life insurance benefits for qualifying retired and active unionized and non-unionized employees in the United States. Most retirees outside the United States are covered by government sponsored and administered programs.

  In 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation elected to recognize the cumulative effects of this obligation on the immediate recognition basis. The cumulative effects as of January 4, 1993 of adopting SFAS 106 were an increase in accrued postretirement costs of $16.2 million and a decrease in net earnings of $9.8 million, or $0.42 per share. Aside from the one-time effect of the cumulative adjustments, adoption of SFAS 106 was not material to the Corporation's 1993, 1992 and 1991 consolidated results of operations.

  The Corporation is required to adopt Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," by fiscal year 1994. The adoption of SFAS 112 will not have a significant effect on the Corporation's consolidated financial position or its results of operations if such operations continue at the present level.

Foreign Currency

  Assets and liabilities of certain foreign subsidiaries, whose local currency is the functional currency, are translated at exchange rates in effect at the balance sheet date. During 1992, the Corporation's Mexican subsidiaries' economy ceased to be considered highly inflationary and the Mexican peso became the subsidiaries' functional currency. Translation gains and losses are not included in the Statements of Consolidated Income, but are accumulated in a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the Statements of Consolidated Income.

  The Corporation enters into forward exchange contracts denominated in foreign currencies providing protection from currency fluctuations affecting certain inventory and equipment purchase commitments denominated in foreign currencies. Gains and losses associated with these transactions are deferred and included in the determination of the cost of the assets acquired.

BIC CORPORATION AND SUBSIDIARIES

Income Taxes

  Effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. There was no material effect on the Corporation's financial position or results of operations by adopting SFAS 109.

  The Corporation does not provide for Federal or state income taxes on the accumulated earnings and profits of its foreign subsidiaries to the extent that the current intention of the Corporation is to allow its foreign subsidiaries to reinvest these earnings or to the extent that any Federal or state taxes attributable to the repatriation of such earnings would be substantially offset by foreign tax credits.

Earnings Per Common Share

  Earnings per common share are based on the weighted average number of shares outstanding in each year. The weighted average number of shares outstanding was 23,559,244 during 1993 and 1992, and 24,082,368 during 1991 after giving retroactive effect to the 1992 share split effected in the form of a 100% share dividend.

Fiscal Year

  The Corporation's fiscal year is the 52 or 53 weeks ending on the Sunday closest to December 31.

Reclassifications

  The consolidated financial statements for years prior to 1993 have been reclassified to conform with the 1993 financial statement presentation.

2. CASH AND CASH EQUIVALENTS:

   Cash and cash equivalents consist of the following:

                           January 2,  January 3,
(In thousands)                   1994        1993
- -------------------------------------------------
Cash                          $17,668     $15,987
Certificates of deposit         6,426       9,247
                         ------------------------
Total                         $24,094     $25,234
                         ========================

  The Corporation's cash management policy is to invest in highly liquid, short-term financial instruments. The interest-bearing certificates of deposit have maturity dates of less than three months when purchased and, accordingly, have been classified as cash and cash equivalents.

BIC CORPORATION AND SUBSIDIARIES

3. INVENTORIES:

   Inventories consist of the following:

                                                         January 2,  January 3,
(In thousands)                                                 1994        1993
- --------------------------------------------------------------------------------
Work in process, finished                                  $ 49,363    $ 49,650
 stock and packaging
 materials
Raw materials                                                10,063       8,842
- --------------------------------------------------------------------------------
Total                                                      $ 59,426    $ 58,492
                                                       =========================

4. PROPERTY, PLANT AND EQUIPMENT - NET:

   Property, plant and equipment - net consists of the following:


                                                         January 2,  January 3,
(In thousands)                                                 1994        1993
- --------------------------------------------------------------------------------
Land                                                       $  2,841    $  2,887
Buildings and improvements                                   57,428      44,524
Machinery and equipment                                     193,234     161,800
Construction in progress                                     24,742      31,983
- --------------------------------------------------------------------------------
Total                                                       278,245     241,194
Less accumulated depreciation                               137,928     122,062
- --------------------------------------------------------------------------------
Total                                                      $140,317    $119,132
                                                       =========================

5. OTHER ASSETS:

   Other assets consist of the following:

                                                         January 2,  January 3,
(In thousands)                                                 1994        1993
- --------------------------------------------------------------------------------
Intangibles (net of accumulated amortization               $ 17,192    $ 18,651
 1993 - $4,716 and 1992 - $2,533)
Other                                                        12,722       8,624
- --------------------------------------------------------------------------------
Total                                                      $ 29,914    $ 27,275
                                                       =========================

  In 1992, the Corporation acquired Wite-Out Products, Inc. for $19,848,000, which was accounted for by the purchase method of accounting. Accordingly, the excess of cost over the fair value of net tangible assets acquired, approximately $16,900,000, was allocated to intangibles.

BIC CORPORATION AND SUBSIDIARIES

6. BANK BORROWINGS:

   Information with respect to the Corporation's bank borrowings is as follows:

                                                          January 2,  January 3,
(In thousands)                                                 1994        1993
- --------------------------------------------------------------------------------
Weighted average interest rate at balance sheet date           6.1%        4.6%
Maximum month-end balance during the year                   $36,454     $20,637
Average daily outstanding balance                            13,998       8,968
Weighted average interest rate (actual interest expense
on bank borrowings divided by average daily outstanding
balance)                                                       4.3%        4.4%
Unused lines of credit                                      $99,711     $53,572
Stand-by letters of credit                                   35,488      39,615
- --------------------------------------------------------------------------------

7. OTHER CURRENT LIABILITIES:

   Other current liabilities consist of the following:

                                                         January 2,  January 3,
(In thousands)                                                 1994        1993
- --------------------------------------------------------------------------------
Accrued advertising and promotion                           $14,242    $ 11,024
Other                                                         9,669      11,209
- --------------------------------------------------------------------------------
Total                                                       $23,911    $ 22,233
                                                      =========================

8. EMPLOYEE BENEFIT PLANS:

   The Corporation's net periodic pension cost for 1993, 1992 and 1991 is summarized as follows:


(In thousands)                                      1993        1992       1991
- --------------------------------------------------------------------------------
Service cost - benefits earned during the period $(1,797)    $(1,608)   $(1,584)
Interest cost on projected benefit obligation     (3,988)     (3,641)    (3,488)
Actual return on plan assets                       5,151       6,060      9,684
Net amortization and deferral                        107      (1,152)    (4,888)
- --------------------------------------------------------------------------------
Net periodic pension cost                        $  (527)    $  (341)   $  (276)
                                             ===================================

BIC CORPORATION AND SUBSIDIARIES

8. EMPLOYEE BENEFIT PLANS (Continued):

   The following table sets forth the funded status at January 2, 1994 and January 3, 1993 of the Corporation's defined benefit pension plans:

                                       January 2, 1994         January 3, 1993
                                   Funded     Unfunded     Funded     Unfunded
(In thousands)                      Plans        Plans      Plans        Plans
- --------------------------------------------------------------------------------
Fair value of plan assets          $ 60,916                $ 57,830
Projected benefit obligation
  for services rendered to date     (56,375)   $(3,948)     (44,035)   $(2,956)
- --------------------------------------------------------------------------------
Excess of plan assets over
  projected benefit obligation
  (excess of projected benefit
  obligation over plan assets)        4,541     (3,948)      13,795     (2,956)
Unrecognized net (gain) loss          1,330      1,013       (7,802)       233
Prior service costs not yet
  recognized in net periodic
  pension cost                          682         20        1,193         25
Unrecognized net obligation (net
  asset)                             (3,423)        91       (3,997)       111
- --------------------------------------------------------------------------------
Prepaid pension (pension
  liability)                       $  3,130    $(2,824)    $  3,189    $(2,587)
                               =================================================

Actuarial present value of
  benefit obligations:
 Vested benefit obligation         $ 49,962    $ 3,768     $ 38,130    $ 2,702
                               =================================================

 Accumulated benefit
   obligation                      $ 50,887    $ 3,768     $ 38,649    $ 2,702
                               =================================================

  Prior service costs primarily relate to plan amendments which retroactively increase benefits to plan participants. These costs are recognized in net periodic pension cost over appropriate periods.

  The following assumptions were used in developing the above benefit obligation amounts:

                                                         January 2,  January 3,
                                                               1994        1993
- --------------------------------------------------------------------------------
Assumed discount rate                                          7.0%        8.5%
Assumed rate of compensation increase                          4.0%        6.0%
Expected rate of return on plan assets                        10.0%       10.0%
- --------------------------------------------------------------------------------
 The plan assets were invested as follows:
                                                        January 2,   January 3,
                                                              1994         1993
- --------------------------------------------------------------------------------
Equity securities                                             65.0%        62.4%
United States Government securities                           13.7%        17.8%
Cash equivalents and debt securities                          21.3%        19.8%
- --------------------------------------------------------------------------------
Total                                                        100.0%       100.0%
                                                      ==========================

  Contributions under the employees share purchase plans and the 401(k) Savings and Investment Plan were approximately $728,000, $406,000 and $123,000 in 1993,1992 and 1991, respectively.

BIC CORPORATION AND SUBSIDIARIES

9. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

   The Corporation provides certain postretirement medical and life insurance benefits for qualifying retired and active unionized and non-unionized employees in the United States. Most retirees outside the United States are covered by government sponsored and administered programs. Postretirement benefits are non pre-funded and are paid by the Corporation as incurred.

   The Corporation's net periodic postretirement benefit cost included the following components:

(In thousands)                                                             1993
- --------------------------------------------------------------------------------
Service cost - benefits attributed to employee service during the
 period                                                                 $ 1,144
Interest cost on accumulated postretirement benefit obligation            1,338
- --------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                $ 2,482
                                                                   =============


The following table sets forth the status of postretirement benefits:

                                                                     January 2,
(In thousands)                                                             1994
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                                $ 9,590
Fully eligible active plan participants                                   3,507
Other active plan participants                                            8,568
- --------------------------------------------------------------------------------
                                                                         21,665
Unamortized net loss                                                     (3,811)
- --------------------------------------------------------------------------------
Total                                                                   $17,854
                                                                   =============

   For measurement purposes, a 14.0% annual rate of increase in the per capita cost was assumed for 1993. The rate was assumed to decrease gradually to 5.5% through the year 2009 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5% at January 4, 1993, and 7.0% at January 2, 1994. The unamortized net loss represents a change in actuarial assumptions (discount rate) that will be amortized over future periods.

   A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of January 2, 1994 by $2.6 million and the net periodic postretirement benefit cost by $368,000.

BIC CORPORATION AND SUBSIDIARIES

10. SHAREHOLDERS' EQUITY:

    On November 18, 1992, the Corporation's Board of Directors canceled the Corporation's 745,506 shares of common stock held as treasury shares. These shares were restored to the status of authorized but unissued shares in accordance with Section 515(e) of the New York Business Corporation Law. The excess of cost over par value ($13,687,381) was allocated to additional paid-in capital.

    On November 18, 1992, the Corporation's Board of Directors declared a two-for-one share split effected in the form of a 100% share dividend of 11,779,622 authorized common shares, $1 par value, distributed on December 15, 1992, to shareholders of record on December 1, 1992. In connection therewith, approximately $1,302,000 and $10,478,000 was transferred from additional paid-in capital and retained earnings, respectively, to common shares. 1992 and 1991 per share data has been restated to reflect the share split.

    The following represents a summary of the above transactions, other than the reduction in retained earnings shown in the Statements of Consolidated Retained
Earnings:

                                           Common        Additional   Treasury
(In thousands)                             Shares   Paid-in Capital     Shares
- --------------------------------------------------------------------------------
Balance, December 29, 1991                $12,525          $ 14,989   $ 14,433
Retirement of Treasury Shares                (746)          (13,687)   (14,433)
100% Share Dividend                        11,780            (1,302)
- --------------------------------------------------------------------------------
Balance, January 2, 1994 and
   January 3, 1993                        $23,559          $          $
                                          ======================================

   The Corporation declared and paid cash dividends of $0.72 per share in 1993 and $1.06 per share in 1992. The 1992 amount included a special dividend of $0.50 per share. The Corporation increased its regular quarterly dividend from $0.18 per share to $0.20 per share effective with the dividend payable on January 31, 1994 to shareholders of record on January 17, 1994.

   In 1993, the Corporation amended its Certificate of Incorporation to increase the number of authorized common shares, $1 par value, from 25,000,000 to 50,000,000 shares.

   Foreign currency translation adjustments included in shareholders' equity were $(680,000), $(1,111,000) and $(33,000) for the fiscal years 1993, 1992 and 1991, respectively.

11. OTHER INCOME - NET:

    Other income - net consists of the following:

(In thousands)                                   1993        1992         1991
- --------------------------------------------------------------------------------
Income (Expense):
Interest expense                              $(1,185)     $ (447)     $   (29)
Interest income                                   810       1,480        3,348
Net foreign currency gains                      1,431         689          696
Miscellaneous - net                             3,171         430       (2,610)
- --------------------------------------------------------------------------------
Total                                         $ 4,227      $2,152      $ 1,405
                                              ==================================

BIC CORPORATION AND SUBSIDIARIES

12. SUPPLEMENTARY INCOME STATEMENT INFORMATION:

    The following items were charged to expenses in the Statements of Consolidated Income:


(In thousands)                                        1993      1992      1991
- ------------------------------------------------------------------------------
Maintenance and repairs                            $15,288   $13,408   $11,802
Depreciation of property, plant and equipment       18,697    14,442    13,162
Taxes, other than income taxes:
  Payroll                                            7,447     6,969     5,720
  Other                                              2,233     2,862     2,588
Advertising and promotion                           28,562    28,898    25,407
Research and development                             3,251     3,186     4,639
- ------------------------------------------------------------------------------

13. INCOME TAXES:

    The provision (credit) for income taxes consists of the following:


(In thousands)                                        1993      1992      1991
- ------------------------------------------------------------------------------
Federal:
Current                                            $20,896   $18,365   $15,816
Deferred                                               227    (1,198)   (3,073)
- ------------------------------------------------------------------------------
Total Federal                                       21,123    17,167    12,743
- ------------------------------------------------------------------------------
Foreign:
Current                                              4,016     4,334     2,051
Deferred                                            (1,137)    1,567     1,669
- ------------------------------------------------------------------------------
Total Foreign                                        2,879     5,901     3,720
- ------------------------------------------------------------------------------
State                                                5,204     4,275     3,144
- ------------------------------------------------------------------------------
Total                                              $29,206   $27,343   $19,607
                                                 =============================

   The total income tax provision shown in the Statements of Consolidated Income differed from the total income tax expense as computed by applying the statutory United States Federal ("Federal") income tax rate to income before income taxes, extraordinary credit and cumulative effect of change in accounting principle as follows:

                                                      1993      1992      1991
- --------------------------------------------------------------------------------
Statutory Federal income tax rate                     35.0%     34.0%     34.0%
Increase due to:
Effect of foreign subsidiaries' income tax rates
  in excess of the statutory Federal tax rate                    1.0       1.6
State income taxes, net of Federal tax benefit         4.6       4.2       4.5
Other - net                                           (0.1)      1.4       2.0
- --------------------------------------------------------------------------------
Effective income tax rate                             39.5%     40.6%     42.1%
                                                   =============================

   Federal income taxes have not been provided for on cumulative unremitted earnings of foreign subsidiaries of approximately $16,076,000 at January 2, 1994, $14,051,000 at January 3, 1993 and $11,955,000 at December 29, 1991.

BIC CORPORATION AND SUBSIDIARIES

13. INCOME TAXES (Continued):

    The provision for deferred Federal income taxes consists of the following:

(In thousands)                                        1993       1992      1991
- --------------------------------------------------------------------------------
Tax effect of temporary differences arising from:
Depreciation                                        $  (94)  $    387   $   199
Insurance                                               16     (2,757)     (534)
Accrued compensation                                   (50)     1,073      (533)
Postretirement benefits                               (527)        15       133
Inventory valuation                                   (598)     1,071      (495)
Advertising and promotion                             (512)       168      (663)
Provision for doubtful accounts                        405     (1,073)      276
Other                                                1,587        (82)   (1,456)
- --------------------------------------------------------------------------------
Total                                               $  227   $(1, 198)  $(3,073)
                                                   =============================

   During 1991, the Corporation utilized the tax benefit of a foreign net tax operating loss carryforward of $1,050,000 which was shown as an extraordinary credit in the Statement of Consolidated Income.

   The provision for deferred foreign income taxes consists primarily of temporary differences related to inventory.

   Deferred income taxes at January 2, 1994 and January 3, 1993 consist of the following:

                                                           January 2, January 3,
(In thousands)                                                  1994       1993
- --------------------------------------------------------------------------------
Deferred tax assets:
Insurance                                                     $ 9,342    $ 9,358
Accrued compensation                                              923        873
Postretirement benefits                                         7,445        224
Advertising and promotion                                       1,885      1,373
Provision for doubtful accounts                                 1,563      1,933
Other                                                             830      2,344
- --------------------------------------------------------------------------------
Total                                                          21,988     16,105
- --------------------------------------------------------------------------------

Deferred tax liabilities:
Depreciation                                                    5,720      6,022
Inventory valuation                                               194      1,569
- --------------------------------------------------------------------------------
Total                                                           5,914      7,591
- --------------------------------------------------------------------------------
Net deferred tax asset                                        $16,074    $ 8,514
                                                    ============================

BIC CORPORATION AND SUBSIDIARIES

13. INCOME TAXES (Continued):

    At January 2, 1994, current deferred tax assets of $16.8 million and current deferred tax liabilities of $2.1 million were included in Deferred Income Taxes and Accrued Expenses - Other, respectively. In addition, non-current deferred tax assets of $1.4 million were included in Other Assets.

14. CONTINGENCIES AND COMMITMENTS:

    The Corporation has significant contingent liabilities with respect to pending litigation, claims and disputes, principally relating to its lighters, which arise in the ordinary course of its business.

    In July 1993, the U.S. Environmental Protection Agency ("EPA") issued its final volumetric ranking of Potentially Responsible Parties ("PRPs") for the Solvents Recovery Service of New England ("SRSNE") Superfund Site in Southington, Connecticut. The Corporation has been notified that it is a PRP at the Site and has been ranked, by the EPA, number 192 of a total of 1,659 PRPs named. This ranking represents less than 1% of the total volume of waste disposed at the SRSNE Site with the first 191 PRPs representing 90% of the total volume.

    The Corporation cannot predict with certainty the total costs of cleanup, the Corporation's share of the total costs or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanup, or the availability of insurance coverage. Based on currently available information, the Corporation believes that its share of the ultimate cleanup costs at this Site will not have a material adverse impact on the Corporation's financial position or on its results of operations if such operations continue at the present level.

    In November 1992, a state court jury in Creek County, Oklahoma, in a 9 to 3 verdict, awarded $11,000,000 in actual damages and $11,000,000 in punitive damages against the Corporation in connection with a product liability action. Management is vigorously appealing the verdict on a number of grounds. It is the opinion of management, based on advice of legal counsel, that it is probable that the verdict will be overturned on appeal.

    While the ultimate liability with respect to the above matters, including any additional liability not provided for, is not presently determinable, it is the opinion of management, after consultation with counsel to the Corporation, that any liabilities resulting therefrom will not have a material adverse effect on the Corporation's consolidated financial position or on its results of operations if such operations continue at the present level.

    At January 2, 1994, the Corporation had outstanding approximately $23,165,000 of forward exchange contracts, under which the Corporation is required to purchase French francs at an average contract rate of approximately
6.04 French francs to the dollar during 1994. See Note 1 - Foreign Currency.

BIC CORPORATION AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS AND BALANCES:

    Material transactions and balances with the Corporation's majority shareholder, Societe BIC, S.A. and with other related parties are as follows:

(In thousands)                                        1993       1992      1991
- --------------------------------------------------------------------------------
Transactions
Sales to:
Societe BIC, S.A.                                  $ 1,389    $   807   $   690
Other affiliated companies                          10,017      9,717     7,945
Purchases from:
Societe BIC, S.A.                                   25,237     27,151    24,390
Other affiliated companies                          16,966     16,820    17,205
- --------------------------------------------------------------------------------

                                                         January 2,  January 3,
(In thousands)                                                 1994        1993
- --------------------------------------------------------------------------------
Balances
Included in receivables:
Societe BIC, S.A.                                            $  233     $   257
Other affiliated companies                                    2,787       3,446
Employees                                                        51          48
Included in payables:
Societe BIC, S.A.                                             6,153       5,225
Other affiliated companies                                    3,237       1,804
- --------------------------------------------------------------------------------

16. FINANCIAL INSTRUMENTS:

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange.

                                         January 2, 1994         January 3, 1993
- --------------------------------------------------------------------------------
                                     Carrying  Estimated     Carrying  Estimated
                                  or Contract       Fair  or Contract       Fair
(In thousands)                         Amount      Value       Amount      Value
- --------------------------------------------------------------------------------
Assets:
Cash and cash equivalents             $24,094    $24,094      $25,234    $25,234
Liabilities:
Bank borrowings                         6,731      6,731        7,677      7,677
Off-balance sheet
 financial instruments:
Forward foreign currency
 contracts                             23,165     23,384       32,685     31,624
Unused lines of credit                 99,711  See Below       53,572  See Below
Stand-by letters of credit             35,488  See Below       39,615  See Below
- --------------------------------------------------------------------------------

BIC CORPORATION AND SUBSIDIARIES

16. FINANCIAL INSTRUMENTS (Continued):

Cash and Cash Equivalents

    The Corporation compared the certificates of deposit interest rates at the contract dates to the prevailing interest rates at January 2, 1994 and January 3, 1993 and determined that there were no significant differences. Therefore, the carrying amounts of these items are a reasonable estimate of their fair value.

Bank Borrowings

    Due to the relatively short period of time between the origination of the bank borrowings and their repayments, the carrying amounts approximate their estimated fair value.

Forward Foreign Currency Contracts

    The fair value of foreign currency contracts is the amount as of January 2, 1994 and January 3, 1993 at which contracts with the same date of maturity as existing contracts could be purchased, based on estimates obtained from dealers.

Unused Lines of Credit and Stand-By Letters of Credit

    There is no annual cost of maintaining the unused lines of credit. The annual cost of maintaining stand-by letters of credit is estimated based on fees of 1/4% to 3/4% of the amount of the letter of credit, which would be currently charged for similar arrangements.

BIC CORPORATION AND SUBSIDIARIES

17. FOREIGN OPERATIONS:

    A summary of information about the Corporation's operations in different geographic areas is as follows (see Note 15 for sales to affiliated companies):


                                                                    United                        Other
(In thousands)                                                      States    Canada    Mexico    Areas   Eliminations  Consolidated

- ------------------------------------------------------------------------------------------------------------------------------------

1993:
Net sales                                                         $372,459   $28,625   $32,677   $5,550                     $439,311

Transfers between geographic
  areas /1/                                                         16,234        61    11,493       21      $(27,809)
- ------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                    $388,693   $28,686   $44,170   $5,571      $(27,809)      $439,311
                                                               =====================================================================

Income before income taxes and
  cumulative effect of change
  in accounting principle                                         $ 64,716   $ 4,643   $ 4,438   $  508      $   (319)      $ 73,986
                                                               =====================================================================

Identifiable assets                                               $285,661   $10,172   $34,269   $6,114                     $336,216
                                                               =====================================================================


1992:
Net sales                                                         $351,803   $28,947   $32,165   $4,462                     $417,377

Transfers between geographic
  areas /1/                                                         16,742         3    13,888      225      $(30,858)
- ------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                    $368,545   $28,950   $46,053   $4,687      $(30 858)      $417,377
                                                               =====================================================================

Income before income taxes                                        $ 53,307   $ 6,742   $ 6,730   $  929      $   (430)      $ 67,278
                                                               =====================================================================

Identifiable assets                                               $261,605   $15,733   $25,807   $5,321                     $308,466
                                                               =====================================================================


1991:
Net sales                                                         $311,203   $29,296   $25,320   $3,352                     $369,171

Transfers between geographic
  areas /1/                                                         17,213     1,829     9,678               $(28,720)
- ------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                    $328,416   $31,125   $34,998   $3,352      $(28,720)      $369,171
                                                               =====================================================================

Income before income taxes
  and extraordinary credit                                        $ 38,694   $ 2,830   $ 4,677   $  619      $   (204)      $ 46,616
                                                               =====================================================================

Identifiable assets                                               $244,642   $11,530   $19,747   $4,286                     $280,205
                                                               =====================================================================


/1/ Transfers between geographic areas are generally accounted for at a range of cost to cost plus 10%.

BIC CORPORATION AND SUBSIDIARIES

18.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

                                                                    Net Income
                                                              Net       (Loss)
                                                           Income   Per Common
(In thousands except                 Net       Gross       (Loss)        Share
for per share data)                Sales      Profit          /1/       /1//2/
- --------------------------------------------------------------------------------
Quarter ended:
April 4, 1993                    $101,199     $46,173      $  (730)     $(0.03)
July 4, 1993                      124,437      56,356       13,518        0.57
October 3, 1993                   123,056      56,999       13,228        0.56
January 2, 1994                    90,619      43,963        8,948        0.38
- --------------------------------------------------------------------------------

Quarter ended:
March 29, 1992                   $ 88,141     $39,710      $ 7,883      $ 0.34
June 28, 1992                     116,296      53,680       12,047        0.51
September 27, 1992                116,835      56,858       11,840        0.50
January 3, 1993                    96,105      41,323        8,165        0.35
- --------------------------------------------------------------------------------

/1/ The quarter ended April 4, 1993 includes a decrease in net earnings for the cumulative effect of a change in accounting for postretirement benefits other than pensions of $9,816 or $0.42 per share.

/2/ 1992 quarterly per share amounts have been retroactively restated to reflect the share split effected in the form of a 100% share dividend.

SCHEDULE II

BIC CORPORATION AND SUBSIDIARIES

SCHEDULE OF AMOUNTS RECEIVABLE FROM EMPLOYEES
FOR THE FISCAL YEARS ENDED
JANUARY 2, 1994, JANUARY 3, 1993 AND DECEMBER 29, 1991


Employee               Balance     Additions-  Deductions-
                  at Beginning        Amounts      Amounts    Balance at End of Year
(In thousands)         of Year       Advanced    Collected    Current    Non-Current
- -------------------------------------------------------------------------------------
1993:
None
- ------------------------------------------------------------------------------------

1992:
Bruno Bich                $100        $ 70         $170
Roger Gray                 120                      120
Raymond Winter             583                      583
- ------------------------------------------------------------------------------------

1991:
Bruno Bich                            $300         $200         $100
Roger Gray                             120                       120
Raymond Winter                         583                       583
- ------------------------------------------------------------------------------------

SCHEDULE V

BIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
FOR THE FISCAL YEARS ENDED JANUARY 2, 1994,
JANUARY 3, 1993 AND DECEMBER 29, 1991

                                                                                                   Foreign
Classification                              Balance                                               Currency          Balance
                                       at Beginning        Additions        Retirements        Translation           at End
(In thousands)                              of Year          at Cost           or Sales         Adjustment          of Year
- -----------------------------------------------------------------------------------------------------------------------------
1993:
Land                                      $  2,887                           $    25            $   (21)           $  2,841
Buildings and improvements                  44,524          $13,077                                (173)             57,428
Machinery and equipment                    161,800           35,271            2,930               (907)            193,234
Construction in progress                    31,983           31,895           39,136/1/                              24,742
- -----------------------------------------------------------------------------------------------------------------------------
Total                                     $241,194          $80,243          $42,091            $(1,101)           $278,245
                                     ========================================================================================

1992:
Land                                      $  2,205          $   687                             $    (5)           $  2,887
Buildings and improvements                  37,851            7,122          $   281               (168)             44,524
Machinery and equipment                    152,051           19,313            9,351               (213)            161,800
Construction in progress                    13,402           35,805           17,224/1/                              31,983
- -----------------------------------------------------------------------------------------------------------------------------

Total                                     $205,509          $62,927         $ 26,856            $  (386)           $241,194
                                     ========================================================================================


1991:
Land                                      $  2,380                           $   175                               $  2,205
Buildings and improvements                  34,312          $ 3,632               92            $    (1)             37,851
Machinery and equipment                    133,452           24,479            5,878                 (2)            152,051
Construction in progress                    15,507           23,737           25,842/1/                              13,402
- -----------------------------------------------------------------------------------------------------------------------------

Total                                     $185,651          $51,848          $31,987            $    (3)           $205,509
                                     ========================================================================================

/1/  Transferred to appropriate classification upon completion of construction.

SCHEDULE VI

BIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED ACCUMULATED DEPRECIATION OF
PROPERTY, PLANT AND EQUIPMENT
FOR THE FISCAL YEARS ENDED JANUARY 2, 1994,
JANUARY 3, 1993 AND DECEMBER 29, 1991


                                            Additions-                   Foreign
Classification                     Balance   Provision  Deductions-     Currency   Balance
                              at Beginning     Charged  Retirements  Translation    at End
(In thousands)                     of Year   to Income     or Sales   Adjustment   of Year
- -------------------------------------------------------------------------------------------
1993:
Buildings and improvements        $ 19,047     $ 2,589                     $(161)  $ 21,475
Machinery and equipment            103,015      16,108       $2,219         (451)   116,453
- -------------------------------------------------------------------------------------------
Total                             $122,062     $18,697       $2,219        $(612)  $137,928
                            ===============================================================

1992:
Buildings and improvements        $ 17,679     $ 1,731       $  272        $ (91)  $ 19,047
Machinery and equipment             98,836      12,711        8,381         (151)   103,015
- -------------------------------------------------------------------------------------------
Total                             $116,515     $14,442       $8,653        $(242)  $122,062
                            ===============================================================

1991:
Buildings and improvements        $ 16,478     $ 1,291       $   89        $  (1)  $ 17,679
Machinery and equipment             91,010      11,871        4,044           (1)    98,836
- -------------------------------------------------------------------------------------------
Total                             $107,488     $13,162       $4,133        $  (2)  $116,515
                            ===============================================================

SCHEDULE VIII

BIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS
FOR THE FISCAL YEARS ENDED JANUARY 2, 1994,
JANUARY 3, 1993 AND DECEMBER 29, 1991


                                                Additions  (Additions)
Classification                      Balance       Charged   Deductions   Balance
                               at Beginning     to Profit         from    at End
(In thousands)                      of Year      and Loss  Reserves/1/   of Year
- --------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
1993                              $5,076         $   85      $1,077     $4,084
1992                               2,420          2,286        (370)     5,076
1991                               1,645          1,430         655      2,420
- --------------------------------------------------------------------------------

/1/ Principally accounts written-off, less recoveries.

                                  FORM 10K


For the fiscal year ended                          Commission File No. 1-6832
January 2, 1994


                               BIC CORPORATION


                                EXHIBIT INDEX
                                -------------

Exhibit No.
- -----------

     3.        a.  Restated Certificate of Incorporation, as filed May 5, 1993.

               b.   By-Laws, as amended./1/

     4. Instruments relating to long-term debt are not filed, but the Registrant agrees to file a copy of such instruments, upon request of the Securities and Exchange Commission.

     9.        a.   Voting Trust Agreement, dated February 5, 1991, by and
                    among Societe BIC, S.A., Marcel L. Bich, Neil A. Pollio,
                    Bruno Bich, Francois Bich and BIC Corporation, as amended
                    February 3, 1992, for the purpose of naming Alexander
                    Alexiades as successor voting trustee./2/

               b.   Amendment to Voting Trust Agreement, dated July 5, 1993.

     10.       a.   Selected Executive Retirement Plan, as amended.

               b. Agreement, dated July 1, 1971, including amendments, between Societe BIC, S.A. and BIC Pen Corporation./2/

     21.            Subsidiaries of the Registrant.

     23.            Consent of Independent Auditors.

- --------------------------

     /1/ Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended January 3, 1993.

     /2/ Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended December 30, 1990.