Form 10-Q
period 1994-04-03
BIC CORP
filed 1994-05-12
CIK 11975

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 1994.

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission File Number:  1-6832

                              BIC CORPORATION
          (Exact name of registrant as specified in its charter)

Incorporated in State of New York        I.R.S. Employer Number:  06-0735597

Principal Executive Offices:  500 BIC Drive, Milford, Connecticut  06460

Telephone number, including area code:  (203) 783-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X    No
                                  ---     ---

At April 3, 1994, the close of the period covered by this report, registrant had outstanding 23,559,244 common shares, $1.00 par value per share.

                      PART 1.  FINANCIAL INFORMATION

                     BIC CORPORATION AND SUBSIDIARIES

           ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   April 3,     January 2,
                                                     1994          1994
                                                  ---------     ----------
ASSETS                                                  (Thousands)
- - -------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 17,830      $ 24,094
  Accounts and notes receivable:
    Trade - net of allowance for doubtful
      accounts of $4,574,000 at April 3 and
      $4,084,000 at January 2.                       51,547        47,627
    Affiliates                                        3,699         3,020
    Other                                             1,328         1,372
  Inventories:
    Work in process, finished stock and
      packaging materials                            54,297        49,363
    Raw materials                                     8,727        10,063
  Other current assets                               49,374        30,446
                                                   --------      --------
    Total current assets                            186,802       165,985
                                                   --------      --------
PROPERTY, PLANT AND EQUIPMENT - at cost less
  accumulated depreciation of $141,824,000 at
  April 3 and $137,928,000 at January 2.            140,903       140,317
OTHER ASSETS                                         30,094        29,914
                                                   --------      --------
      TOTAL                                        $357,799      $336,216
                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Bank borrowings                                  $  1,508      $  6,731
  Accounts payable:
    Trade                                            11,899        11,789
    Affiliates                                        9,099         9,390
  Accrued expenses                                   62,034        60,843
  Other current liabilities                          21,472             0
                                                   --------      --------
    Total current liabilities                       106,012        88,753
                                                   --------      --------
NON-CURRENT LIABILITIES                              22,477        20,775
                                                   --------      --------

SHAREHOLDERS' EQUITY:
  Preferred shares ($1 par value; authorized -
    1,000,000; no shares issued or outstanding)
  Common shares ($1 par value; authorized -
    50,000,000; outstanding 23,559,244)              23,559        23,559
  Retained earnings                                 210,281       205,902
  Foreign currency translation adjustment            (4,530)       (2,773)
                                                   ---------     ---------
    Total shareholders' equity                      229,310       226,688
                                                   ---------     ---------
      TOTAL                                        $357,799      $336,216
                                                   =========     =========


    See Notes to Unaudited Condensed Consolidated Financial Statements.

                      BIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE THREE MONTHS ENDED APRIL 3, 1994 AND APRIL 4, 1993

                                                   1994             1993
                                                   ----             ----
                                               (Thousands Except Share Data)

NET SALES                                       $102,777         $101,199

COST OF GOODS SOLD                                53,112           55,026
                                                --------         ---------
GROSS PROFIT                                      49,665           46,173

ADVERTISING, SELLING, GENERAL AND
  ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT
  EXPENSES                                        33,761           31,967
                                                --------         ---------
INCOME FROM OPERATIONS                            15,904           14,206

OTHER INCOME - NET                                    27              620
                                                --------         ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES      15,931           14,826

PROVISION FOR INCOME TAXES                         6,217            5,740
                                                --------         ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                         9,714            9,086

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:
    POSTEMPLOYMENT BENEFITS, NET OF TAXES OF
      $410,000                                      (623)               0
    POSTRETIREMENT BENEFITS OTHER THAN
      PENSIONS, NET OF TAXES OF $6,400,000             0           (9,816)
                                                ---------        ----------
NET INCOME (LOSS)                                  9,091             (730)

RETAINED EARNINGS - BEGINNING OF YEAR            205,902          187,900

DIVIDENDS PAID (PER COMMON SHARE:  1994 -
  $0.20, 1993 - $0.18)                            (4,712)          (4,241)
                                                ---------        ---------
RETAINED EARNINGS - END OF PERIOD               $210,281         $182,929
                                                =========        =========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 23,559,244       23,559,244

EARNINGS (LOSS) PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGES IN ACCOUNTING PRINCIPLES             $ 0.41           $ 0.39
  CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                         (0.02)           (0.42)
                                                 -------          -------
  NET INCOME (LOSS)                              $ 0.39           $(0.03)
                                                 =======          =======

    See Notes to Unaudited Condensed Consolidated Financial Statements.

                     BIC CORPORATION AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 3, 1994 AND APRIL 4, 1993


                                                     1994           1993
                                                     ----           ----
                                                         (Thousands)

*NET CASH PROVIDED BY OPERATING ACTIVITIES         $10,588        $ 4,222
                                                   --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment       (6,904)        (9,876)
   Proceeds from sale of property, plant and
     equipment                                         439            242
   Deferred charges, deposits and other               (105)        (1,726)
   Purchases of trademarks and patents                (282)             0
                                                   --------       --------
   Net cash used in investing activities            (6,852)       (11,360)
                                                   --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in bank borrowings       (5,212)           333
   Dividends paid                                   (4,712)        (4,241)
                                                   --------       --------
   Net cash used in financing activities            (9,924)        (3,908)
                                                   --------       --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH               (76)          (597)
                                                   --------       --------
 DECREASE IN CASH AND CASH EQUIVALENTS              (6,264)       (11,643)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       24,094         25,234
                                                   --------       --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD          $17,830        $13,591
                                                   ========       ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

     Interest                                      $   599        $    28
                                                   =======        =======
     Income taxes                                  $ 3,789        $ 6,972
                                                   =======        =======

*The 1994 Change in Employers' Accounting for Postemployment Benefits and the
 1993 Change in Employers' Accounting for Postretirement Benefits Other Than Pensions had no effect on cash and cash equivalents.





    See Notes to Unaudited Condensed Consolidated Financial Statements.

                     BIC CORPORATION AND SUBSIDIARIES

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1995. Certain items in the 1993 unaudited condensed consolidated financial statements have been reclassified to conform to the 1994 presentation.

2.  New Accounting Standards
    ------------------------

    As of January 3, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment costs on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of this change, net of deferred income tax benefit of $0.4 million, reduced net income by $0.6 million or $0.02 per share, which was included in the Corporation's condensed consolidated statement of income for the three months ended April 3, 1994.

    Also effective January 3, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This Interpretation defines the right of setoff and specifies what conditions must be met to have the right of setoff. The Corporation enters into foreign exchange contracts denominated in foreign currencies providing protection from foreign currency fluctuations. At April 3, 1994, the Corporation had outstanding $21.5 million of forward exchange contracts, under which the Corporation is required to purchase French francs at an average contract rate of approximately 6.05 French francs to the dollar during 1994. These contracts do not meet the conditions set forth in FASB Interpretation No. 39 and accordingly, at April 3, 1994, the Corporation has recorded a current asset and current liability for the $21.5 million.

                     BIC CORPORATION AND SUBSIDIARIES

2.  New Accounting Standards (continued)
    ------------------------------------

    Effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new standard requires accrual of the estimated cost of retiree health benefits during the years an employee provides services rather than the Corporation's past practice of recognizing these costs on a cash basis. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period up to twenty years. The Corporation elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effects as of January 4, 1993 of adopting SFAS 106 were an increase in accrued postretirement health care costs of $16.2 million and a decrease in net earnings of $9.8 million, or $0.42 per share, which were included in the Corporation's condensed consolidated statement of income for the three months ended April 4, 1993.

    Also effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. There was no cumulative effect on prior years as a result of this change in accounting principle. Prior year financial statements have not been restated.

3.  Bank Borrowings
    ---------------

    Bank borrowings totaled $1.5 million at April 3, 1994, which represents borrowings by the Corporation's Mexican subsidiary. These bank borrowings are due during the second quarter of 1994. The weighted average interest rate on these borrowings is 6.25%.

                    BIC CORPORATION AND SUBSIDIARIES

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------

The changes in the financial condition of the Corporation between January 2, 1994 and the end of the first fiscal quarter of 1994 reflect normal operations. Accounts and notes receivable were higher at April 3, 1994 as compared to January 2, 1994 due to higher sales levels. The Corporation's current ratio was 1.76 at April 3, 1994 and 1.87 at January 2, 1994.

Cash and cash equivalents were $17.8 million at April 3, 1994 as compared to $24.1 million at January 2, 1994. These fluctuations primarily relate to the timing of accounts receivable collections and to the timing of inventory purchases.

The increase in other current assets and other current liabilities reflects the Corporation's adoption of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Refer to Note 2, New Accounting Standards, for further discussion.

The $5.2 million decrease in bank borrowings was due to the repayment of the United States operations' borrowings.

As shown in the statements of cash flows, income tax payments during the first quarter of 1994 were $3.8 million as compared to $7.0 million for the same period last year. The decrease was due to the timing of income tax payments by the Corporation's Canadian subsidiary.

Results of Operations
- - ---------------------

Net sales for the three months ended April 3, 1994 were $102.8 million, an increase of 2% from $101.2 million for the same period last year. Gross profit was $49.7 million for the 1994 first quarter as compared to $46.2 million in 1993, representing an 8% increase. Gross profit as a percentage of net sales was 48% in 1994 compared to 46% for the same period last year. Income before cumulative effect of changes in accounting principles for the first three months in 1994 was $9.7 million, or $0.41 per share, compared with $9.1 million, or $0.39 per share, in the same period last year. Net income (loss) for the first three months of 1994 was $9.1 million, or $0.39 per share, compared with $(0.7) million, or $(0.03) per share, in the same period last year.

The improvement in net sales was primarily due to higher average selling prices in stationery products and shavers in the United States operations. The net sales improvement achieved from these higher average selling prices was partially offset by a decline in units sold for stationery products by the Corporation's operations in Mexico, and also by a slight decrease in the number of shaver units sold by its United States operations.

                     BIC CORPORATION AND SUBSIDIARIES

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (continued)
- - ---------------------------------

The higher gross profit percentage for the first quarter of 1994 as compared to the same period last year reflects the higher average selling prices discussed in the preceding paragraph.

The increase in income before cumulative effect of changes in accounting principles reflects improvements in gross profits in the United States core operations (stationery products, lighters and shavers). These improvements were partially offset by increased operating expenses in Mexico, primarily higher marketing expenses related to the launch of twin-blade shaver and higher selling expenses.

In 1994, net income included the cumulative effect of change in accounting for postemployment benefits and in 1993, net income included the cumulative effect of change in accounting for postretirement benefits other than pensions.

                       PART II.  OTHER INFORMATION

                     BIC CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings - None.

Item 2.  Change in Securities - None.

Item 3.  Defaults upon Senior Securities - Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits - None Required.

         b) Reports on Form 8-K - None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BIC CORPORATION
                               --------------------------------------------
                                (Registrant)








Date:  May 12, 1994            Robert L. Macdonald
                               --------------------------------------------
                                (Signature)
                               Robert L. Macdonald, Vice President - Finance
                               (Principal Accounting Officer)