Form 10-Q
period 1994-07-03
BIC CORP
filed 1994-08-12
CIK 11975

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 1994.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number:  1-6832

                                BIC CORPORATION
            (Exact name of registrant as specified in its charter)

Incorporated in State of New York       I.R.S. Employer Number:  06-0735597

Principal Executive Offices:  500 BIC Drive, Milford, Connecticut 06460

Telephone number, including area code:  (203) 783-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X           No
                          -----------        -----------

At July 3, 1994, the close of the period covered by this report, registrant had outstanding 23,559,244 common shares, $1.00 par value per share.

                        PART 1.  FINANCIAL INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   July 3,        January 2,
                                                     1994            1994
                                                  ---------       ---------
ASSETS                                                   (Thousands)
- - ------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 14,163        $ 24,094
  Accounts and notes receivable:
    Trade - net of allowance for doubtful
      accounts of $4,983,000 at July 3 and
      $4,084,000 at January 2                        90,575          47,627
    Affiliates                                        4,291           3,020
    Other                                             1,538           1,372
  Inventories:
    Work in process, finished stock and
      packaging materials                            54,220          49,363
    Raw materials                                     8,173          10,063
  Other current assets                               42,554          30,446
                                                   ---------       ---------
    Total current assets                            215,514         165,985
                                                   ---------       ---------

PROPERTY, PLANT AND EQUIPMENT - at cost less
  accumulated depreciation of $145,934,000 at
  July 3 and $137,928,000 at January 2              140,656         140,317
OTHER ASSETS                                         29,994          29,914
                                                   ---------       ---------
    TOTAL                                          $386,164        $336,216
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Bank borrowings                                  $  9,424        $  6,731
  Accounts payable:
    Trade                                            16,207          11,789
    Affiliates                                       10,933           9,390
  Accrued expenses                                   70,854          60,843
  Other current liabilities                          14,939               0
                                                   ---------       ---------
    Total current liabilities                       122,357          88,753
                                                   ---------       ---------

NON-CURRENT LIABILITIES                              23,169          20,775
                                                   ---------       ---------

SHAREHOLDERS' EQUITY:
  Preferred shares ($1 par value; authorized -
    1,000,000; no shares issued or outstanding)           0               0
  Common shares ($1 par value; authorized -
    50,000,000; outstanding 23,559,244)              23,559          23,559
  Retained earnings                                 221,835         205,902
  Foreign currency translation adjustment            (4,756)         (2,773)
                                                   ---------       ---------
    Total shareholders' equity                      240,638         226,688
                                                   ---------       ---------
      TOTAL                                        $386,164        $336,216
                                                   =========       =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE SIX MONTHS ENDED JULY 3, 1994 AND JULY 4, 1993


                                                      1994           1993
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $241,616       $225,636

COST OF GOODS SOLD                                    123,419        123,107
                                                     ---------      ---------

GROSS PROFIT                                          118,197        102,529

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES      73,463         65,936
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 44,734         36,593

OTHER INCOME (EXPENSE) - NET                           (1,248)           460
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES           43,486         37,053

PROVISION FOR INCOME TAXES                             17,506         14,449
                                                     ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                             25,980         22,604

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:
    POSTEMPLOYMENT BENEFITS, NET OF TAXES OF
      $410,000                                           (623)             0
    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS,
      NET OF TAXES OF $6,400,000                            0         (9,816)
                                                     ---------      ---------

NET INCOME                                             25,357         12,788

RETAINED EARNINGS - BEGINNING OF YEAR                 205,902        187,900

DIVIDENDS PAID (PER COMMON SHARE:  1994 - $0.40,
  1993 - $0.36)                                        (9,424)        (8,481)
                                                     ---------      ---------

RETAINED EARNINGS - END OF PERIOD                    $221,835       $192,207
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244

EARNINGS (LOSS) PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
    IN ACCOUNTING PRINCIPLES                           $ 1.10         $ 0.96
  CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                               (0.02)         (0.42)
                                                     ---------      ---------

  NET INCOME                                           $ 1.08         $ 0.54
                                                     =========      =========

      See Notes to Unaudited Condensed Consolidated Financial Statements.
                                      3

                       BIC CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL QUARTERS ENDED JULY 3, 1994 AND JULY 4, 1993


                                                      1994           1993
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $138,839       $124,437

COST OF GOODS SOLD                                     70,307         68,081
                                                     ---------      ---------

GROSS PROFIT                                           68,532         56,356

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES      39,702         33,969
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 28,830         22,387

OTHER EXPENSE - NET                                    (1,275)          (160)
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                             27,555         22,227

PROVISION FOR INCOME TAXES                             11,289          8,709
                                                     ---------      ---------

NET INCOME (PER COMMON SHARE: 1994 - $0.69,
  1993 - $0.57)                                      $ 16,266       $ 13,518
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244


























      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 3, 1994 AND JULY 4, 1993

                                                     1994           1993
                                                     ----           ----
                                                         (Thousands)

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES*                            $ 10,688       $ (5,415)
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment        (13,859)       (20,471)
  Proceeds from sale of property, plant and
    equipment                                           697            355
  Deferred charges, deposits and other                 (174)        (1,374)
  Purchases of trademarks and patents                  (523)             0
                                                   ---------      ---------

  Net cash used in investing activities             (13,859)       (21,490)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable - banks               2,746         24,761
  Dividends paid                                     (9,424)        (8,481)
                                                   ---------      ---------

  Net cash provided by (used in)
    financing activities                             (6,678)        16,280
                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (82)          (690)
                                                   ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                (9,931)       (11,315)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         24,094         25,234
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 14,163       $ 13,919
                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Interest                                     $    637       $    165
                                                   =========      =========

      Income taxes                                 $ 17,184       $ 17,204
                                                   =========      =========

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










      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 3, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1995. Certain items in the 1993 unaudited condensed consolidated financial statements have been reclassified to conform to the 1994 presentation.

2.   New Accounting Standards
     ------------------------

     As of January 3, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment benefits on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of this change, net of deferred income tax benefit of $0.4 million, reduced net income by $0.6 million or $0.02 per share, which has been reflected in the Corporation's condensed consolidated statement of income for the six months ended July 3, 1994.

     Also effective January 3, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This Interpretation defines the right of setoff and specifies what conditions must be met to have that right. The Corporation enters into forward exchange contracts denominated in foreign currencies providing protection from foreign currency fluctuations. At July 3, 1994, the Corporation had outstanding $14.9 million of forward exchange contracts, under which the Corporation is required to purchase French francs at an average contract rate of approximately 6.02 French francs to the dollar during 1994. These contracts do not meet the conditions for setoff as set forth in FASB Interpretation No. 39 and accordingly, at July 3, 1994, the Corporation has recorded a current asset and a current liability for the $14.9 million.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   New Accounting Standards (Continued)
     ------------------------------------

     Effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires accrual of the estimated cost of retiree health benefits during the years an employee provides services rather than the Corporation's past practice of recognizing these costs on a cash basis. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period up to twenty years. The Corporation has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effects as of January 4, 1993 of adopting SFAS 106 were an increase in accrued postretirement health care costs of $16.2 million and a decrease in net earnings of $9.8 million, or $0.42 per share, which have been reflected in the Corporation's condensed consolidated statement of income for the six months ended July 4, 1993.

     Also, effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. There was no cumulative effect on prior years of this change in accounting principle. Prior year financial statements have not been restated.

3.   Bank Borrowings
     ---------------

     Bank  borrowings  totaled $9.4 million at July 3, 1994,  and  are  payable
     during  the  third  and  fourth quarters of 1994.   The  weighted  average
     interest rate on these borrowings is 4.8%.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------

The changes in the financial condition of the Corporation between January 2, 1994 and the end of the second fiscal quarter of 1994 reflect normal operations. Accounts and notes receivable were higher at July 3, 1994 as compared to January 2, 1994 due to higher sales levels. The Corporation's current ratio was 1.76 at July 3, 1994 and 1.87 at January 2, 1994.

Cash and cash equivalents were $14.2 million at July 3, 1994 as compared to $24.1 million at January 2, 1994. The decrease primarily relates to the timing of accounts receivable collections.

The increase in other current assets and other current liabilities reflects the Corporation's adoption of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Refer to Note 2, New Accounting Standards, for further discussion.

Accrued expenses were $70.9 million at July 3, 1994 as compared to $60.8 million at January 2, 1994. The increase was due to the timing of payments for advertising campaigns and marketing promotions, and an increase in payroll liability attributable to the timing of payments for bonuses and vacation time.

Purchases of property, plant and equipment were $13.9 million for the six months ended July 3, 1994 as compared with $20.5 million for the same period last year. The difference was largely due to the expansions of the Duncan, South Carolina facility and the Cuautitlan, Mexico facility in 1993.


Results of Operations
- - ---------------------

Net sales for the fiscal quarter ended July 3, 1994 were $138.8 million, an increase of 12% from $124.4 million for the same period in 1993. Gross profit as a percentage of net sales was 49% in 1994 as compared to 45% for the same period last year. Net income was $16.3 million, or $0.69 per share, compared with $13.5 million, or $0.57 per share, for the same period last year.

Net sales for the six months ended July 3, 1994 were $241.6 million compared with $225.6 million in 1993, for an increase of 7%. Gross profit as a percentage of net sales was 49% compared to 45% in 1993. Income before cumulative effect of changes in accounting principles was $26.0 million, or $1.10 per share, compared with $22.6 million, or $0.96 per share for the same period last year.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Continued)
- - ---------------------------------

The improvement in net sales for the fiscal quarter ended July 3, 1994 reflect improvements in the United States core operations (stationery products, lighters and shavers). The increase in stationery products was primarily attributable to an increase in the number of ball pen units sold and higher average selling prices for ball pens. The unit increase in ball pens was due in part to certain customers scheduling back-to-school merchandise earlier than last year. The improvements in lighters reflect an increase in units sold and higher average selling prices for the BIC fixed flame lighter. The shaver improvement was the result of an increase in the number of BIC twin blade shavers sold and higher average selling prices. Improvements in foreign operations, particularly Mexico, contributed to the overall net sales increase.

The higher gross profit percentage for the second fiscal quarter of 1994, as compared to the same period last year, reflects the higher average selling prices discussed in the preceding paragraph and also lower unit cost of goods for ball pens and BIC fixed flame lighters in the United States. The lower unit costs resulted from favorable manufacturing variances attributable to higher levels of productivity.

Advertising, selling, general and administrative, marketing and research and development expenses for the fiscal quarter ended July 3, 1994 were $39.7 million as compared to $34.0 million for the same period last year. The increase was primarily attributable to higher selling expenses and an increase in the provision for bad debt expense.

Other expense - net for the second fiscal quarter of 1994 was $1.3 million as compared to $0.2 million for the same period last year. The increase was primarily due to the write-down of certain obsolete manufacturing machinery in 1994.

The $12.6 million increase in net income for the six-month period ended July 3, 1994 was attributable to the adoption of SFAS 106 in 1993 and to the improvements in gross profit margins in 1994.

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings

          In November 1992, a state court jury in Creek County, Oklahoma, in a 9 to 3 verdict, awarded $11 million in actual damages and $11 million in punitive damages against the Corporation in connection with a case involving a cigarette lighter suit. On May 3, 1994, the Court of Appeals of Oklahoma reduced the amount of punitive damages by $8 million. On May 23, 1994, BIC filed a petition for writ of certiorari with the Oklahoma Supreme Court and on July 13, 1994, the Oklahoma Supreme Court denied BIC's petition. The original jury verdict was contrary to more than 70 decisions rendered in BIC's favor by judges and juries since January 1988. BIC is adequately insured and reserved so that any liability will have no significant effect on the Corporation's consolidated financial position or on its results of operations.

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

                              BIC CORPORATION
                              -------------------------------
                                (Registrant)





Date:  August 12, 1994       Robert L. Macdonald
                              ------------------------------
                               (Signature)
                              Robert L. Macdonald, Vice President - Finance (Principal Accounting Officer)