Form 10-Q
period 1994-10-02
BIC CORP
filed 1994-11-15
CIK 11975

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 1994.

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

                       Yes _____X_____     No __________

At October 2, 1994, the close of the period covered by this report, registrant had outstanding 23,559,244 common shares, $1.00 par value per share.

                        PART 1.  FINANCIAL INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 2,      January 2,
                                                     1994            1994
                                                  ----------      ---------
ASSETS                                                   (Thousands)
- - ------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 36,511        $ 24,094
  Accounts and notes receivable:
    Trade - net of allowance for doubtful
      accounts of $5,781,000 at October 2 and
      $4,084,000 at January 2                        74,456          47,627
    Affiliates                                        3,830           3,020
    Other                                             4,058           1,372
  Inventories:
    Work in process, finished stock and
      packaging materials                            46,842          49,363
    Raw materials                                     7,332          10,063
  Other current assets                               27,867          30,446
                                                   --------        --------
    Total current assets                            200,896         165,985
                                                   --------        --------

PROPERTY, PLANT AND EQUIPMENT - at cost less
  accumulated depreciation of $150,010,000 at
  October 2 and $137,928,000 at January 2           137,825         140,317
OTHER ASSETS                                         29,999          29,914
                                                   --------        --------
    TOTAL                                          $368,720        $336,216
                                                   ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Short term borrowings                            $  8,123        $  6,731
  Accounts payable:
    Trade                                            11,895          11,789
    Affiliates                                        3,786           9,390
  Accrued expenses                                   66,876          60,843
  Other current liabilities                           3,328               0
                                                   --------        --------
    Total current liabilities                        94,008          88,753
                                                   --------        --------

NON-CURRENT LIABILITIES                              23,824          20,775
                                                   --------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares ($1 par value; authorized -
    1,000,000; no shares issued or outstanding)           0               0
  Common shares ($1 par value; authorized -
    50,000,000; outstanding 23,559,244)              23,559          23,559
  Retained earnings                                 231,917         205,902
  Foreign currency translation adjustment            (4,588)         (2,773)
                                                   ---------       ---------
    Total shareholders' equity                      250,888         226,688
                                                   ---------       ---------
      TOTAL                                        $368,720        $336,216
                                                   =========       =========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         FOR THE NINE MONTHS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993


                                                      1994           1993
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $369,336       $348,692

COST OF GOODS SOLD                                    186,844        189,164
                                                     ---------      ---------

GROSS PROFIT                                          182,492        159,528

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES     112,236        102,153
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 70,256         57,375

OTHER INCOME (EXPENSE) - NET                           (1,352)         2,588
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES           68,904         59,963

PROVISION FOR INCOME TAXES                             28,130         24,131
                                                     ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                             40,774         35,832

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:
    POSTEMPLOYMENT BENEFITS, NET OF TAXES OF
      $410,000                                           (623)             0
    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS,
      NET OF TAXES OF $6,400,000                            0         (9,816)
                                                     ---------      ---------

NET INCOME                                             40,151         26,016

RETAINED EARNINGS - BEGINNING OF YEAR                 205,902        187,900

DIVIDENDS PAID (PER COMMON SHARE:  1994 - $0.60,
  1993 - $0.54)                                       (14,136)       (12,722)
                                                     ---------      ---------

RETAINED EARNINGS - END OF PERIOD                    $231,917       $201,194
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244

EARNINGS (LOSS) PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
    IN ACCOUNTING PRINCIPLES                           $ 1.73         $ 1.52
  CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                               (0.02)         (0.42)
                                                     ---------      ---------

  NET INCOME                                           $ 1.71         $ 1.10
                                                     =========      =========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE FISCAL QUARTERS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993


                                                      1994           1993
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $127,720       $123,056

COST OF GOODS SOLD                                     63,425         66,057
                                                     --------       --------

GROSS PROFIT                                           64,295         56,999

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES      38,773         36,217
                                                     --------       --------

INCOME FROM OPERATIONS                                 25,522         20,782

OTHER INCOME (EXPENSE) - NET                             (104)         2,128
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                             25,418         22,910

PROVISION FOR INCOME TAXES                             10,624          9,682
                                                     ---------      ---------

NET INCOME (PER COMMON SHARE: 1994 - $0.63,
  1993 - $0.56)                                      $ 14,794       $ 13,228
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244


























      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993

                                                     1994           1993
                                                     ----           ----
                                                         (Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES*         $ 41,391       $ 33,679
                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment        (16,271)       (30,351)
  Proceeds from sale of property, plant and
    equipment                                         1,020            464
  Deferred charges, deposits and other                 (163)        (1,339)
  Purchases of trademarks and patents                  (900)             0
                                                   ---------      ---------

  Net cash used in investing activities             (16,314)       (31,226)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short term borrowings               1,440          4,403
  Dividends paid                                    (14,136)       (12,722)
                                                   ---------      ---------

  Net cash used in financing activities             (12,696)        (8,319)
                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  36           (282)
                                                   ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     12,417         (6,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         24,094         25,234
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 36,511       $ 19,086
                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Interest                                     $    818       $    551
                                                   =========      =========

      Income taxes                                 $ 23,108       $ 26,139
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










      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 2, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1995. Certain items in the 1993 unaudited condensed consolidated financial statements have been reclassified to conform to the 1994 presentation.

2.   New Accounting Standards
     ------------------------

     As of January 3, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment benefits on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of this change, net of deferred income tax benefit of $0.4 million, reduced net income by $0.6 million or $0.02 per share, which has been reflected in the Corporation's condensed consolidated statement of income for the nine months ended October 2, 1994.

     Also effective January 3, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This Interpretation defines the right of setoff and specifies what conditions must be met to have that right. The Corporation enters into forward exchange contracts denominated in foreign currencies providing protection from foreign currency fluctuations. At October 2, 1994, the Corporation had outstanding $3.3 million of forward exchange contracts, under which the Corporation is required to purchase French francs at a contract rate of 6.01 French francs to the dollar during the fourth quarter of 1994. These contracts do not meet the conditions for setoff as set forth in FASB Interpretation No. 39 and accordingly, at October 2, 1994, the Corporation has recorded a current asset and a current liability for the $3.3 million.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   New Accounting Standards (Continued)
     ------------------------------------

     Effective January 4, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires accrual of the estimated cost of retiree health benefits during the years an employee provides services rather than the Corporation's past practice of recognizing these costs on a cash basis. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period up to twenty years. The Corporation has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effects as of January 4, 1993 of adopting SFAS 106 were an increase in accrued postretirement health care costs of $16.2 million and a decrease in net earnings of $9.8 million, or $0.42 per share, which have been reflected in the Corporation's condensed consolidated statement of income for the nine months ended October 3, 1993.

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

3.   Short Term Borrowings
     ---------------------

     Short  term  borrowings  totaled $8.1 million at  October  2,  1994.   The
     weighted average interest rate on these borrowings is 5.0%.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - -------------------------------

The changes in the financial condition of the Corporation between January 2, 1994 and the end of the third fiscal quarter of 1994 reflect normal operations. Accounts and notes receivable were higher at October 2, 1994 as compared to January 2, 1994 due to higher sales levels. The Corporation's current ratio was 2.14 at October 2, 1994 and 1.87 at January 2, 1994.

The increase in other current liabilities reflects the Corporation's adoption of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Refer to Note 2, New Accounting Standards, for further discussion.

Accounts payable - affiliates were $3.8 million at October 2, 1994 as compared to $9.4 million at January 2, 1994. The decrease was primarily due to the timing of inventory purchases.

Accrued expenses were $66.9 million at October 2, 1994 as compared to $60.8 million at January 2, 1994. The increase was due to the timing of payments for advertising campaigns and marketing promotions, and an increase in payroll liability attributable to the timing of payments for bonuses.

Purchases of property, plant and equipment were $16.3 million for the nine months ended October 2, 1994 as compared with $30.4 million for the same period last year. The difference was largely due to the 1993 spending for the expansions of the Duncan, South Carolina facility, Clearwater, Florida facility and Cuautitlan, Mexico facility; building improvements for the Gaffney, South Carolina facility and purchases of machinery and equipment for capacity increases in stationery products.

Income taxes paid for the nine-month period ended October 2, 1994 were $23.1 million as compared with $26.1 million for the same period last year. The decrease was due to the timing of income tax payments by the Corporation's Canadian subsidiary.

Results of Operations
- - ---------------------

Net sales for the fiscal quarter ended October 2, 1994 were $127.7 million, an increase of 4% from $123.1 million for the same period in 1993. Gross profit was $64.3 million in 1994 as compared with $57.0 million in 1993. Gross profit as a percentage of net sales was 50% in 1994 as compared to 46% for the same period last year. Net income was $14.8 million, or $0.63 per share, compared with $13.2 million, or $0.56 per share, for the same period last year.

Net sales for the nine months ended October 2, 1994 were $369.3 million compared with $348.7 million in 1993, for an increase of 6%. Gross profit was $182.5 million in 1994 as compared with $159.5 million in 1993. Gross profit as a percentage of net sales was 49% compared to 46% in 1993. Income before cumulative effect of changes in accounting principles was $40.8 million, or $1.73 per share, compared with $35.8 million, or $1.52 per share for the same period last year.

                    BIC CORPORATION AND SUBSIDIARIES

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
- - ---------------------------------

The improvement in net sales for the fiscal quarter ended October 2, 1994 reflects improvements in the United States core operations (stationery products, lighters and shavers). The increase in stationery products was attributable to higher average selling prices partially offset by a slight decline in the number of units sold. This decline was due to several customers taking delivery of back-to-school merchandise in the second quarter of 1994 as compared with last year's third quarter. The improvement in lighters primarily reflects an increase in units sold. The shaver improvement was primarily the result of an increase in the number of BIC twin blade shavers sold, and higher average selling prices. The Corporation's foreign operations showed slight increases in net sales.

The higher gross profit percentage for the third fiscal quarter of 1994, as compared to the same period last year, reflects the higher average selling prices discussed above also and lower unit costs for stationery products and shavers in the United States. These lower unit costs were primarily due to a favorable mix of products sold, manufacturing efficiencies and favorable foreign exchange rates associated with imports. The Corporation's Mexican operations also contributed to the increase in gross profit.

The change in other income (expense) for the third quarter of 1994 as compared to the same period last year was primarily due to a reduction in the provision related to the sailboard litigation in 1993.

The $14.1 million increase in net income for the nine-month period ended October 2, 1994 as compared to the same period last year was primarily attributable to the adoption of SFAS 106 in 1993 and to the improvements in gross profit margins in 1994.

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

                              BIC CORPORATION
                              ----------------------------------------------
                               (Registrant)



Date:  November 15, 1994       Robert L. Macdonald
                              ----------------------------------------------
                                (Signature)
                              Robert L. Macdonald, Vice President - Finance (Principal Accounting Officer)