Form 10-K
BIC CORP
filed 1995-03-30
CIK 11975

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
       (Mark One)

                  Annual Report Pursuant to Section 13 or 15(d) of The
           X      Securities Exchange Act of 1934 (Fee Required)
        --------

                  For the fiscal year ended January 1, 1995

                  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)
        --------

                  For the transition period from _____ to _____


                         Commission File Number 1-6832

                              BIC CORPORATION
           (Exact name of registrant as specified in its charter)

               New York                              06-0735597
    (State or other jurisdiction       (I.R.S. Employer Identification No.)
  of incorporation or organization)

   500 BIC Drive, Milford, Connecticut                 06460
 (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code:  (203) 783-2000
-----------------------------------------------------------------------

  Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
   Title of each class                           on which registered

 -----------------------                      -------------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III
   of this Form 10-K or any amendment to this Form 10-K    X    .
                                                        -------

   At February 22, 1995, there were 23,559,244 common shares of the registrant outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was $166,939,192.

                  Documents Incorporated by Reference:

   Registrant incorporates by reference in Part III of this Annual Report the definitive proxy statement to be issued in connection with the 1995 Annual Meeting of Shareholders.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

PART I
------

Item 1 - Business
-----------------

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

   The following table sets forth the net sales and income (loss)
before   income  taxes  and  cumulative  effect  of  changes   in
accounting principles for each of the Corporation's principal products for the periods indicated:

(In millions)                 1994      1993      1992
-------------                 ----      ----      ----

Net Sales
---------

Stationery Products         $256.8    $233.3    $216.2

Lighters                     108.9     102.3     101.0

Shavers                      105.4      98.6      94.6

Sport                          4.0       5.1       5.6
                            ------    ------    ------
                            $475.1    $439.3    $417.4
                            ======    ======    ======

Income (Loss) Before Income Taxes and
  Cumulative Effect of Changes in
  Accounting Principles
-------------------------------------

Stationery Products         $ 46.9    $ 37.2    $ 34.4

Lighters                      11.4      11.4       8.5

Shavers                       29.8      23.8      24.2

Sport                         (0.9)      1.6        .2
                            ------    ------    ------
                            $ 87.2    $ 74.0    $ 67.3
                            ======    ======    ======
Products
--------

  The principal products of the Corporation are as follows:

Stationery Products
-------------------

   The Corporation is the largest manufacturer and distributor of ball pen writing instruments in North America. These pens, which are marketed under trademarks owned by the Corporation, are available in both nonretractable, nonrefillable models and retractable, refillable models. The pens are available in various ink and barrel colors and point sizes. In addition to ball pens, the Corporation manufactures highlighting markers, roller pens and correction fluids and distributes mechanical pencils. Based on market research studies and other public information, the number of ball pens sold by the Corporation in 1994 represents approximately 40% of the office products market in the United States. In the over-the-counter market, the Corporation holds the number one position in ball pens, roller pens and mechanical pencils.

-------------------------------

   In 1992, the Corporation acquired Wite-Out Products, Inc., the second largest manufacturer of correction fluid in the United
States.   During  the  fourth quarter of  1993,  the  Corporation
introduced four performance-based correction fluids formulated to meet the specific needs of individual consumers: For Everything(R) Quick Dry, For Everything Extra Coverage, For Everything Super Smooth and Water Base. This line contains no chemicals known to
deplete   the   ozone   layer.   The  new   Wite-Out   line   was
enthusiastically received by the trade in 1994 and will continue to be supported with special consumer and trade promotions during 1995.

   During 1994, the Corporation successfully increased its  sales and distribution of Soft Feel(R) pens. In the fourth quarter of 1994, the Corporation introduced two new Soft Feel pens, Soft
Feel  Clear  and  Soft Feel Fashion; and a new Citation(R) pen,  a
retractable,   refillable  pen  with   chrome   trim.    In   BIC
Wavelengths(R), a line of fashion pens and mechanical pencils featuring a variety of colorful designs, images and ink colors, several new designs were introduced. These designs include Play
Sports(TM),   pens   with   sports  illustrations;   Polar   Blast(TM),
retractable pens with frosty-clear barrels and Old World(TM), retractable pens with classic Old World map drawings.

Lighters
--------

   The Corporation is the leading manufacturer and distributor of disposable lighters in North America. Based on market research studies and other public information, BIC lighters continue to maintain their market leadership position despite the importation of low-quality, inexpensive lighters from the Far East.

   During 1992, the Corporation introduced to the market its BIC Lighter with Child Guard(R). This model, now in its second version, makes it even more difficult for children to light and exceeds the United States Consumer Product Safety Commission standard that went into effect on July 12, 1994.

   During the second quarter of 1994, the Corporation introduced its latest design in its Limited Edition series, BIC Limited Edition Psychedelics. Like its predecessors (Marbles, Sports, Country Western, etc.), the Psychedelics line is designed to appeal to adult consumers' interest in unique and distinctive new lighter designs.

Shavers
-------

   The Corporation continues to share the number one position in the one-piece shaver market, which consists of over 1.2 billion units annually. One-piece shavers, the only type sold by the Corporation, account for well over 50% of the total wet-shave market. These statistics are based on market research studies and other public information.

   During 1994, the Corporation continued to expand sales and distribution of its line of BIC twin blade shavers which features precise twin blade orientation for different skin types, a slimmer shaver head, a long, tapered handle and a reusable guard.

Sport
-----

   The principal sport product distributed by the Corporation is the BIC Sailboard. These sailboards are purchased from a foreign affiliate.

Sales/Marketing
---------------

   The Corporation's principal products are sold through the Corporation's sales force and manufacturer representative groups to approximately 18,000 accounts, which include food, drug, wholesale club, superstore, variety and retail outlets, as well as tobacco, drug and stationery wholesalers, who in turn distribute the products to retail outlets. Sales to commercial customers are generated both by the Corporation's own sales force and by selected manufacturer representative groups who sell to office supply distributors and retailers. Stationery products, lighters and shavers carrying the purchaser's name, trademark, corporate symbol or other imprint are sold to customers for advertising specialty or premium purposes by the Corporation's Special Markets Division.

   The Corporation relies upon advertising on national television networks, in national publications with broad circulation and in publications for specialized audiences. The Corporation also maintains a cooperative advertising program pursuant to which it shares the cost of certain advertising with retailers. In addition, the Corporation provides a wide variety of product displays, sales promotion materials and other advertising and merchandising aids to retail outlets.

   During 1994, BIC launched the first multiproduct television campaign in the Corporation's history. The campaign theme, "BIC. Worth Every Penny."(TM) collectively supports stationery products, lighters and shavers. This campaign features six BIC products:
the BIC Classic Stic(R) pen, the BIC Wavelength(R) pen, BIC Lighter, BIC Shaver, BIC Twin Select(R) Normal Skin Shaver and BIC Twin Pastel(R) Shaver.

International Operations
------------------------

   The Corporation's international operations consist of the operations of its subsidiaries in Canada, Mexico, Guatemala and Puerto Rico. Sales by foreign subsidiaries were approximately 15% of consolidated net sales in 1994 and 1993, and 16% in 1992.

    International operations are subject to certain risks, including changes in currency exchange rates and imposition of foreign exchange controls. During 1994, the Corporation's Mexican subsidiary recorded a $9.5 million foreign currency translation loss as a separate component of shareholders' equity. This loss resulted from a devaluation of the Mexican peso of approximately 37%, as compared to the U.S. dollar in 1994.

Competition
-----------

   Although the Corporation is the leading domestic manufacturer of ball pen writing instruments and disposable lighters, it is subject to intense competition in all areas of its business.
Competitors include both smaller specialized firms and larger diversified companies, some of which have broader product lines and substantially greater financial resources than the Corporation. The Corporation's major competitor in stationery products is Gillette Company. Major competitors in lighters are Scripto Tokai Corporation, Swedish Match Corporation and importers of low-quality, inexpensive lighters from the Far East. In shavers, major competitors are Gillette Company and the Schick Division of Warner Lambert Company.

Trademarks
----------

   The Corporation owns a number of trademarks relating to its products which are the subject of intensive advertising and marketing programs. The principal registered trademarks, which the Corporation believes are important to its business, are BIC, (Logo of BIC), "Flick My BIC", (Logo of BIC Wavelength) and (Logo of BIC
Wite-Out).

Employee Relations
------------------

   At January 1, 1995, the Corporation had approximately 2,600 employees, of whom approximately 560 were unionized personnel at the Corporation's facility in Milford, Connecticut. These unionized personnel are represented under a collective bargaining agreement which expires on November 29, 1997. The Corporation considers its employee relations to be good.

Item 2 - Properties
-------------------

   At  January  25,  1995,  the Corporation  owned  and  operated manufacturing  plants in the United States,  Mexico,  Canada  and
Guatemala.   Manufacturing areas, including  related  office  and
service areas of the Corporation, are as follows:

                                               Square
                                                Feet
                                               -------

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

Item 3 - Legal Proceedings
--------------------------

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

--------------------------------------

   By decision dated April 8, 1991, the District Court awarded damages of lost profits to Windsurfing International based upon a market share theory. BIC appealed the decision and on August 4, 1993, the United States Court of Appeal for the Federal Circuit reversed the District Court's award based on lost profits and remanded the case to the District Court for a determination of damages based upon a reasonable royalty. On November 4, 1994, BIC and Windsurfing International entered into a settlement agreement whereby BIC paid $1.3 million to Windsurfing International in full and final settlement of this matter.

  In November 1992, a state court jury in Creek County, Oklahoma, in a 9 to 3 verdict, awarded $11 million in actual damages and $11 million in punitive damages against the Corporation in connection with a case involving a cigarette lighter. On May 3, 1994, the Court of Appeals of Oklahoma reduced the amount of punitive damages by $8 million. On May 23, 1994, BIC filed a petition for writ of certiorari with the Oklahoma Supreme Court and on July 13, 1994, the Oklahoma Supreme Court denied BIC's petition, thereby concluding this matter. This decision did not have a significant effect on the Corporation's consolidated financial position or on its results of operations.

   In May 1994, BIC filed a petition with the United States Department of Commerce ("DOC") and United States International Trade Commission for the imposition of antidumping duties against disposable lighters from Thailand and China. The petition charged that disposable lighters from Thailand and China are being "dumped" or sold in the United States at less than fair value. During October and December of 1994, the DOC ruled favorably on BIC's petition in preliminary decisions imposing antidumping duties on disposable lighters imported from Thailand and China, respectively. Final determinations are expected in 1995.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   No matters were submitted during the fourth quarter of fiscal year 1994 to a vote of security holders through solicitation of proxies or otherwise.

PART II
-------

Item  5  -  Market  for Registrant's Common  Shares  and  Related
Shareholder Matters
-----------------------------------------------------------------

    Set forth below is the range of sales prices of the Corporation's common shares on the New York Stock Exchange for each quarter during 1994 and 1993.


              1994                              1993
              ----                              ----

        High       Low                    High        Low
        ----       ---                    ----        ----

First   $31 7/8    $28            First   $41         $30 7/8

Second   29 1/4     26 1/2        Second   33 7/8      26

Third    30 7/8     28            Third    31 3/8      27

Fourth   30         25 5/8        Fourth   33 5/8      27


   The Corporation paid quarterly cash dividends which totaled $0.80 in 1994 and $0.72 in 1993. During the first quarter of 1995, the Board of Directors voted an increase in the regular quarterly dividend from $0.20 per share to $0.23 per share, effective with the dividend paid on February 1, 1995, to shareholders of record on January 18, 1995.

    In   1993,   the  Corporation  amended  its  Certificate   of
Incorporation to increase the number of authorized common shares, $1 par value, from 25,000,000 to 50,000,000.

Item  5  -  Market  for Registrant's Common  Shares  and  Related
Shareholder Matters (Continued)
-----------------------------------------------------------------

   As  of  January  25,  1995,  there  were  approximately  1,400 shareholders of record of the Corporation's Common Shares.

Item 6 - Selected Financial Data
--------------------------------

  The following selected consolidated financial data for the five fiscal years ended January 1, 1995, insofar as it relates to the 1994, 1993 and 1992 fiscal years, should be read in conjunction with the Corporation's consolidated financial statements included herein.


FISCAL YEAR
-----------

(In thousands,
 except for
 per share data)       1994       1993       1992       1991       1990
----------------       ----       ----       ----       ----       ----

Net sales          $475,118   $439,311   $417,377   $369,171   $329,246

Income before
  income taxes,
  extraordinary
  credit and
  cumulative
  effect of
  changes in
  accounting
  principles         87,207     73,986     67,278     46,616     41,067

Net income           51,021     34,964     39,935     28,059     24,055

Total assets        358,687    336,216    308,466    280,205    257,107

Per share: (1)
   Income before
    extraordinary
    credit and
    cumulative effect
    of changes in
    accounting
    principles        $2.19      $1.90      $1.70      $1.12      $0.92

   Net income          2.17       1.48       1.70       1.16       0.99

   Cash dividends      0.80       0.72       1.06       0.56       1.06
______________________________

(1) Per share amounts have been retroactively restated to reflect the 1992 share split effected in the form of a 100% share dividend. Cash dividends per share represent the total dividends paid each year. The 1992 and 1990 dividends included a special cash dividend of $0.50 per share.

Item  7  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations
-----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

   The cash required by the Corporation for working capital, capital expenditures and dividend payments was generated primarily from operations. The Corporation expects to continue to satisfy most of its cash requirements through internally generated funds. The Corporation's current ratio was 2.24 in 1994 and 1.87 in 1993, reflecting the Corporation's highly liquid position and ability to finance its current operations without significant short-term borrowings.

   Trade and other receivables, net of allowance for doubtful accounts, were $62.9 million at January 1, 1995, as compared with $52.0 million at January 2, 1994. The increase is primarily due to a 16.7% increase in net sales for the fourth quarter of 1994, as compared to the same period in the prior year.

   As reflected in the Consolidated Balance Sheets, inventories decreased by $5.1 million in 1994. This decrease was largely attributable to a reduction in the inventory valuation of the Corporation's Mexican subsidiary due to the translation effect of the peso devaluation. Average inventory turnover was 4.3 times in 1994 and 4.0 times in 1993.

-------------------------------------------

   At January 1, 1995, the Corporation had no bank borrowings, while at January 2, 1994, bank borrowings totaled $6.7 million. The 1993 bank borrowings primarily reflected borrowings by the Corporation's United States operations. Information concerning the Corporation's bank borrowings is contained in Note 5 of Notes to Consolidated Financial Statements.

   As reflected in the Consolidated Statements of Cash Flows, accounts payable and accrued expenses increased by $9.0 million in 1994 and decreased by $2.8 million in 1993. The 1994 increase is largely due to an increase in accrued advertising and promotion costs and accrued income taxes, in the United States. The increase also includes an increase in the Corporation's Mexican subsidiary's accounts payable balance. The 1993 decrease was primarily due to the timing of income tax payments by the Corporation's Canadian subsidiary.

   Capital spending decreased in 1994 and 1993. Purchases of property, plant and equipment were $21.7 million in 1994 and $41.2 million in 1993. Capital spending in 1994 included purchases of machinery and equipment for the new child-resistant lighter manufacturing process, a new ink dye manufacturing process in stationery products (the Corporation previously purchased ink dye from Societe BIC S.A., the Corporation's majority shareholder). 1994 spending was also for capacity, productivity and product quality improvements in stationery products, and productivity increases and improvements in shavers. Spending in 1993 included purchases of machinery and equipment for productivity increases and quality improvements in stationery products and lighters; capacity increases in stationery products and new stationery products; expansions of the Duncan, South Carolina; Fountain Inn, South Carolina; Clearwater, Florida and Cuautitlan, Mexico facilities and building improvements for the Gaffney, South Carolina facility.

   In July 1993, the U.S. Environmental Protection Agency ("EPA") issued its final volumetric ranking of Potentially Responsible Parties ("PRPs") for the Solvents Recovery Service of New England ("SRSNE") Superfund Site in Southington, Connecticut. The Corporation has been notified that it is a PRP at the Site and has been ranked, by the EPA, number 192 of a total of 1,659 PRPs. This ranking represents less than 1% of the total volume of waste disposed at the SRSNE Site, with the first 191 PRPs representing 90% of the total volume.

   The Corporation cannot predict with certainty the total costs of cleanup, the Corporation's share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanup, or the availability of insurance coverage. Based on currently available information, the Corporation believes that its share of the ultimate cleanup costs at this Site will not have a material adverse impact on the Corporation's financial position or on its results of operations, if such operations continue at the present level.

  At January 1, 1995 and January 2, 1994, the Corporation carried no long-term debt. At January 1, 1995, unused lines of credit were $113.0 million and standby letters of credit were $29.6 million, which management believes is more than adequate to meet the Corporation's current or future requirements if operations continue at the present level.

   In January 1994, the Corporation concluded negotiations with its unionized employees, local utilities and local taxing authorities. Concessions received through these negotiations will result in a modest, but important, reduction in future operating costs at its Milford, Connecticut facility. In addition, the Corporation has accepted from the State of Connecticut a $9 million grant and financing package to offset capital spending for its Milford, Connecticut facility.

-------------------------------------------

   Consistent with common practice, the Corporation self-insures to a degree against certain types of risk. The Corporation also has in place risk management programs other than insurance to minimize exposure to loss. The programs remained relatively unchanged from the prior year. Management believes its overall risk management and insurance programs are adequate to protect its assets and earnings against significant loss, provided that its results of operations continue at the present level.

Results of Operations
---------------------

  In 1994, the Corporation's net sales increased by $35.8 million to $475.1 million due to increased sales of stationery products of $23.5 million, lighters of $6.6 million and shavers of $6.8 million, partially offset by a decline in sport products of $1.1 million. The increase in stationery products reflects an increase in the number of units sold and higher average selling prices of approximately 5% by its North American operations. The Corporation's Special Markets Division made significant contributions to these improvements. The improvement in lighters primarily represents an increase in units sold and higher average selling prices for the BIC fixed flame lighter in the United States. The shaver improvement is attributable to an increase in the number of BIC twin blade shaver units sold and higher average selling prices.

  In 1993, the Corporation's net sales increased by $21.9 million to $439.3 million due to increased sales of stationery products of $17.1 million, lighters of $1.3 million and shavers of $4.0 million, partially offset by a decline in sport products of $0.5 million. The increase in stationery products primarily represented an increase in average selling prices of approximately 9% by its North American operations. The increase in lighters primarily reflected an increase in units sold of approximately 3% by its United States operations. The shaver increase was attributable to higher average selling prices of approximately 10% in North America. This shaver increase was partially offset by a slight decline in units sold.

   Net sales of sport products decreased by $1.1 million in 1994 and by $0.5 million in 1993. These reductions primarily reflect decreases in the number of units sold. Income (loss) before income taxes and cumulative effect of changes in accounting principles for sport products was $(0.9) million in 1994 and $1.6 million in 1993. The $2.5 million decrease in income is primarily due to adjustments in the provision related to sailboard litigation.

   Foreign sales increased by approximately 4% in 1994, while remaining relatively flat in 1993. The increase in 1994 is primarily due to improvements in sales by the Corporation's Canadian subsidiary, and also to increased export sales by the United States operations. The Corporation's other foreign operations also contributed to the sales improvements.

   The Corporation's purchases from Societe BIC, S.A., the Corporation's majority shareholder, and from other affiliated companies were $41.1 million in 1994 and $42.2 million in 1993. The Corporation purchases from Societe BIC, S.A. and other affiliated companies, products that it does not presently manufacture, certain component parts and machinery and equipment. Information concerning the Corporation's transactions and balances with Societe BIC, S.A. and other related parties is contained in Note 13 of Notes to Consolidated Financial Statements.

---------------------------------

   Gross profit as a percentage of net sales increased by 2.7 percentage points in 1994 and 0.4 percentage points in 1993. The 1994 increase primarily reflects improvements in the United
States  and  Mexican  operations.  In the United  States,  higher
average  selling  prices  in  each  of  the  Corporation's   core
operations   (stationery   products,   lighters   and    shavers)
contributed  to the gross profit increase.  Lower unit  costs  in
stationery  products  and  shavers  also  contributed   to   this
increase.   These improvements were partially offset by  slightly
higher  unit  costs  in  lighters.   The  lower  unit  costs   in
stationery   products  were  principally  due  to   manufacturing
efficiencies.   In  shavers,  the reduction  was  the  result  of
manufacturing efficiencies and favorable foreign exchange rates associated with imports. Higher unit costs in lighters were due
to   the  conversion  to  BIC  Lighter  with  Child  Guard(R).  The improvements in the Mexican operations were largely due to higher
average   selling   prices  and  manufacturing  efficiencies   in
stationery products.

  Advertising, selling, general and administrative, marketing and research and development expenses increased by $11.8 million to $145.5 million in 1994 and by $7.3 million to $133.7 million in 1993. The 1994 increase primarily reflects higher selling expenses, a 9% increase in marketing expenses and an increase in bad debt expense. The increase in selling expense is related to higher sales levels. The higher marketing costs are attributable to an increase in consumer promotions in the United States, and to the launch of the twin blade shaver in Mexico. The 1993 increase reflected higher selling expenses and an 18% increase in marketing expenses. These increases were partially offset by an 8% decrease in general and administrative expenses. The increase in selling expense was attributable to higher sales levels. The increase in marketing was related to the costs associated with the promotion of the Corporation's line of twin blade shavers. The decrease in general and administrative expenses reflected a decrease in the provision for general liability and workers' compensation insurance, relocation costs and bad debt expense. These decreases were partially offset by an increase in the amortization of intangibles associated with the purchase of Wite-Out Products, Inc.

   Other income - net decreased by $4.2 million in 1994 and increased by $2.1 million in 1993. The 1994 decrease is due to lower net foreign currency gains reported in 1994, and to a write down of certain obsolete manufacturing machinery which occurred in 1994. The 1993 increase was due to higher net foreign currency gains partially offset by lower interest income and higher interest expense in 1993.

   The effective tax rate has varied each year as follows:  40.8%
in 1994, 39.5% in 1993 and 40.6% in 1992. Information concerning the Corporation's income tax expense is contained in Note 11 of Notes to Consolidated Financial Statements.

   Income before cumulative effect of changes in accounting principles increased by $6.9 million and by $4.8 million in 1994 and 1993, respectively. The 1994 increase primarily reflects improvements in stationery products and shavers in the United States. The Corporation's foreign operations also contributed to the 1994 profit increases. The 1993 increase was primarily due to improvements in core operations (stationery products, lighters and shavers) in the United States.

    In 1994, net income included a $0.6 million charge, representing the cumulative effect of a change in accounting principle which resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits." Refer to New Accounting Standards below for further discussion.

---------------------------------

    In 1993, net income included a $9.8 million charge, representing the cumulative effect of a change in accounting principle which resulted from the adoption of SFAS 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions." Refer to New Accounting Standards below for further discussion.

New Accounting Standards
------------------------

   Effective January 3, 1994, the Corporation adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment benefits on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of adopting SFAS 112 was a one-time after-tax charge of $0.6 million, or $0.02 per share. The adoption of SFAS 112 had no effect on the Corporation's cash flow.

   Effective January 4, 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of January 4, 1993 of adopting SFAS 106 was a one-time after tax charge of $9.8 million, or $0.42 per share. The adoption of SFAS 106 had no effect on the Corporation's cash flow.

   Effective January 4, 1993, the Corporation adopted SFAS 109, "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined under the asset/liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. There was no material cumulative effect on the Corporation's financial position or on its results of operations by adopting SFAS 109.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

   The consolidated financial statements and supplementary data are set forth beginning on page 14 of this Annual Report.

Item  9  -  Changes  in  and Disagreements  with  Accountants  on
            Accounting and Financial Disclosure
-----------------------------------------------------------------

   There were no changes in accountants, or disagreements with accountants on accounting principles or practices, or financial statement disclosure.

PART III
--------

Item 10 - Directors and Executive Officers of the Registrant*
-------------------------------------------------------------

Item 11 - Executive Compensation*
---------------------------------

Item  12  -  Security Ownership of Certain Beneficial Owners  and
             Management*
------------------------------------------------------------------

Item 13 - Certain Relationships and Related Transactions*
---------------------------------------------------------

   *Responses to Items 10 through 13 are omitted since the Corporation will, no later than 120 days after January 1, 1995, the close of its most recent fiscal year, file a definitive proxy statement pursuant to Regulation 14(a) of the General Rules and Regulations under the Securities Exchange Act of 1934.

PART IV
-------

Item 14 - Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K
------------------------------------------------------------------

(a) 1.  Financial Statements:

           See  the  attached  Index  to  Consolidated  Financial
           Statements and Financial Statement Schedules.

    2.  Financial Statement Schedules:

           See  the  attached  Index  to  Consolidated  Financial
           Statements and Financial Statement Schedules.

    3.  Exhibits:
           3.  a.  Restated Certificate of Incorporation, as filed May
                   5, 1993. (1)

               b.  By-Laws, as amended. (2)

           4.      Instruments relating to long-term  debt
                   are not filed, but the Registrant agrees to file a copy of such instruments upon the request of the Securities and Exchange Commission.

           9.   a. Voting Trust Agreement, dated February 5,
                   1991, by and among Societe BIC, S.A., Marcel L. Bich, Neil A. Polio, Bruno Bich, Francois Bich and BIC Corporation, as amended February 3, 1992, for the purpose of naming Alexander Alexiades as successor voting trustee. (3)

                b. Amendment to Voting Trust Agreement, dated July  5,
                   1993. (1)

            10. a. Selected Executive Retirement Plan, as amended. (1)

                b. Agreement, dated July 1, 1971, including
                   amendments, between Societe BIC, S.A. and BIC Pen Corporation. (3)

            21.    Subsidiaries of the Registrant.

            23.    Consent of Independent Auditors.
_________________________
(1) Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended January 2, 1994.

(2) Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended January 3, 1993.

(3) Incorporated by reference to the Corporation's Annual Report on Form 10-K for its fiscal year ended December 30, 1990.

            Shareholders may obtain a copy of any exhibit not contained herein by writing to the Secretary, BIC Corporation, 500 BIC Drive, Milford, CT 06460. A charge of 50 cents per page to cover the cost of copying and handling will be imposed.

(b) No reports on Form 8-K were filed by the Corporation during the last quarter of its fiscal year ended January 1, 1995.

SIGNATURES
----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIC CORPORATION
By:  BRUNO BICH
     Bruno Bich, Chairman and Chief Executive Officer

Date:   March 9, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE AND TITLE                DATE
           -------------------                ----

               BRUNO BICH                 March 9, 1995
----------------------------------------
              (Bruno Bich)
Chairman and Chief Executive Officer and
                Director
        (Chief Executive Officer)

             RAYMOND WINTER               March 9, 1995
-----------------------------------------
            (Raymond Winter)
President and Chief Operating Officer and
                Director
        (Chief Operating Officer)

           ROBERT L. MACDONALD            March 9, 1995
-----------------------------------------
          (Robert L. Macdonald)
  Vice President-Finance and Treasurer
   (Principal Financial and Accounting
    Officer)

           ALEXANDER ALEXIADES            March 9, 1995
-----------------------------------------
          (Alexander Alexiades)
                Director

             ROBERT E. ALLEN              March 9, 1995
-----------------------------------------
            (Robert E. Allen)
                Director

            DAVID W. HELENIAK             March 9, 1995
-----------------------------------------
           (David W. Heleniak)
                Director

           ANTOINE G. TREUILLE            March 9, 1995
-----------------------------------------
          (Antoine G. Treuille)
                Director

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
------------------------------------------
                                                       PAGE

Report of Independent Auditors                          15

Consolidated Financial Statements:
----------------------------------

Consolidated Balance Sheets, January 1, 1995 and        16
 January 2, 1994

Statements of Consolidated Income for the 1994,         17
 1993 and 1992 Fiscal Years

Statements of Consolidated Retained Earnings for        17
 the 1994, 1993 and 1992 Fiscal Years

Statements of Consolidated Cash Flows for the           18
 1994, 1993 and 1992 Fiscal Years

Notes to Consolidated Financial Statements              19

Consolidated Financial Statement Schedule for the
 Years Ended January 1, 1995, January 2, 1994
 and January 3, 1993:
------------------------------------------------

II - Consolidated Valuation Accounts                    32


   All other financial statement schedules have been omitted because the conditions requiring the filing thereof do not exist or because the required information is shown in the consolidated financial statements or notes thereto.

(LOGO OF DELOITTE & TOUCHE)


                 REPORT OF INDEPENDENT AUDITORS



To the Shareholders of BIC Corporation:

We have audited the accompanying consolidated financial statements and related financial statement schedule of BIC Corporation and its subsidiaries (the "Corporation") listed in the preceding Index to Consolidated Financial Statements and Financial Statement Schedule of the Annual Report on Form 10-K of the Corporation for the year ended January 1, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIC Corporation and its subsidiaries at January 1, 1995 and January 2, 1994 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As  described in Note 1 to the consolidated financial statements,
the   Corporation   changed   its  method   of   accounting   for
postemployment benefits in 1994 and for postretirement benefits other than pensions in 1993.

DELOITTE & TOUCHE LLP

New Haven, Connecticut

January 27, 1995

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 1995 and JANUARY 2, 1994
-----------------------------------

(Dollars in thousands, except              January 1,     January 2,
 for share data)                              1995           1994
-----------------------------              ----------     ----------

ASSETS:
-------

Current Assets:
---------------

Cash and Cash Equivalents                   $  48,091      $  24,094

Receivables - Trade and Other (Net of
  Allowance for Doubtful Accounts 1994 -
  $4,530 and 1993 - $4,084)                    62,867         52,019

Inventories                                    54,363         59,426

Deferred Income Taxes                          18,549         16,809

Other                                          10,575         13,637
                                             --------       --------

Total Current Assets                          194,445        165,985

Property, Plant and Equipment - Net           132,553        140,317

Other Assets                                   31,689         29,914
                                             --------       --------

Total                                        $358,687       $336,216
                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Current Liabilities:
--------------------

Bank Borrowings                                             $  6,731

Accounts Payable - Trade and Other           $ 18,915         21,179

Accrued Expenses:
-----------------

  Federal and State Income Taxes                8,526          8,085

  Insurance                                    23,261         22,739

  Payroll and Payroll Taxes                     7,200          6,108

  Other                                        28,727         23,911
                                             --------       --------

Total Current Liabilities                      86,629         88,753
                                             --------       --------

Noncurrent Liabilities:
-----------------------

Postretirement Benefits Other Than Pensions    19,882         17,854

Other                                           4,259          2,921
                                             --------       --------

Total Noncurrent Liabilities                   24,141         20,775
                                             --------       --------

Contingencies and Commitments (See Note 12)
-------------------------------------------

Shareholders' Equity:
---------------------
Preferred Shares ($1 Par Value; Authorized
  - 1,000,000; No Shares Issued or
    Outstanding)

Common Shares ($1 Par Value; Authorized
  - 50,000,000; Outstanding - 23,559,244)      23,559         23,559

Retained Earnings                             238,076        205,902

Foreign Currency Translation Adjustment       (13,718)        (2,773)
                                             --------       --------

Total Shareholders' Equity                    247,917        226,688
                                             --------       --------

Total                                        $358,687       $336,216
                                             ========       ========






See Notes to Consolidated Financial Statements.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

STATEMENTS OF CONSOLIDATED INCOME
FOR THE 1994, 1993 AND 1992 FISCAL YEARS
----------------------------------------

(In thousands, except for per share data)     1994       1993       1992
-----------------------------------------     ----       ----       ----

Net Sales                                 $475,118   $439,311   $417,377

Cost of Goods Sold                         242,457    235,820    225,806
                                          --------   --------   --------

Gross Profit                               232,661    203,491    191,571

Advertising, Selling, General and
  Administrative, Marketing and Research
  and Development Expenses                 145,495    133,732    126,445
                                          --------   --------   --------

Income from Operations                      87,166     69,759     65,126

Other Income - Net                              41      4,227      2,152
                                          --------   --------   --------

Income Before Income Taxes and Cumulative
  Effect of Changes in Accounting
  Principles                                87,207     73,986     67,278

Provision for Income Taxes                  35,563     29,206     27,343
                                          --------   --------   --------

Income Before Cumulative Effect of
  Changes in Accounting Principles          51,644     44,780     39,935

Cumulative Effect of Changes in
  Accounting Principles for:
-------------------------------

  Postemployment Benefits, Net of
    Taxes of $410                             (623)

  Postretirement  Benefits Other
    Than Pensions, Net of Taxes of
    $6,384                                             (9,816)
                                          --------   --------   --------

Net Income                                $ 51,021   $ 34,964   $ 39,935
                                          ========   ========   ========


Earnings Per Common Share:

  Income Before Cumulative Effect of
    Changes in Accounting Principles         $2.19      $1.90      $1.70

  Cumulative Effect of Changes in
    Accounting Principles                    (0.02)     (0.42)
                                          --------   --------   --------

  Net Income                                 $2.17      $1.48      $1.70
                                          ========   ========   ========



STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
FOR THE 1994, 1993 AND 1992 FISCAL YEARS
--------------------------------------------

(In thousands)                                1994       1993       1992
--------------                                ----       ----       ----

Balance - Beginning of Year               $205,902   $187,900   $183,416

Net Income                                  51,021     34,964     39,935

Dividends - Cash                           (18,847)   (16,962)   (24,973)

          - Common Share Split Effected
            in the Form of a 100% Share
            Dividend                                             (10,478)
                                          --------   --------   --------

Balance - End of Year                     $238,076   $205,902   $187,900
                                          ========   ========   ========



See Notes to Consolidated Financial Statements.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE 1994, 1993 AND 1992 FISCAL YEARS
----------------------------------------

(In thousands)                                1994       1993       1992
--------------                                ----       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net Income                                 $51,021    $34,964    $39,935

Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
-----------------------------------

Depreciation and Amortization               23,801     20,881     15,703

Provision for Losses on Receivables
  - Trade and Other                          1,467         85      2,286

Effects of Foreign Currency Transactions      (208)       753       (264)

Deferred Income Taxes                       (2,680)    (1,177)       369

Cumulative Effect of Changes in
  Accounting Principles                        623      9,816

Other                                        2,771      2,063       (354)

Changes in Operating Assets and Liabilities:
--------------------------------------------

(Increase) in Receivables - Trade
  and Other                                (15,474)    (1,915)    (4,308)

(Increase) Decrease in Inventories           1,538     (1,266)   (10,945)

(Increase) Decrease in Other Assets          2,566       (778)      (477)

Increase (Decrease) in Accounts
  Payable and Accrued Expenses               9,017     (2,790)     5,520
                                          --------   --------   --------

Net Cash Provided by Operating Activities   74,442     60,636     47,465
                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchases of Property, Plant and
  Equipment                                (21,674)   (41,181)   (44,908)

Proceeds from Sale of Property,
  Plant and Equipment                        1,248        672        965

Purchases of Trademarks and Patents           (841)      (724)      (775)

Purchase of Investment                      (2,000)

Purchase of Wite-Out Products, Inc.,
  Net of Cash Acquired                                           (19,307)

Deferred Charges, Deposits and Other            60     (2,114)    (1,834)
                                          --------   --------   --------

Net Cash Used in Investing Activities      (23,207)   (43,347)   (65,859)
                                          --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Net Increase (Decrease) in Bank Borrowings  (6,716)      (878)     7,687

Dividends Paid                             (18,847)   (16,962)   (24,973)
                                          --------   --------   --------

Net Cash Used in Financing Activities      (25,563)   (17,840)   (17,286)
                                          --------   --------   --------

Effect of Exchange Rate Changes on Cash     (1,675)      (589)      (627)
                                          --------   --------   --------

Increase (Decrease) in Cash and Cash
  Equivalents                               23,997     (1,140)   (36,307)

Cash and Cash Equivalents, Beginning
  of Year                                   24,094     25,234     61,541
                                          --------   --------   --------

Cash and Cash Equivalents, End of Year     $48,091    $24,094    $25,234
                                          ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

Cash Paid during the Year for:
------------------------------

Interest                                   $   907    $   635    $   443
                                          ========   ========   ========

Income Taxes                               $35,678    $34,245    $26,339
                                          ========   ========   ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
-------------------------------------------------------

In 1992, the Corporation purchased
  all the capital stock of Wite-Out
  Products, Inc. for $19,848.

Fair Value of Assets Acquired                                    $20,875

Cash Paid                                                        (19,848)
                                                                --------

Liabilities Assumed                                              $ 1,027
                                                                ========

See Notes to Consolidated Financial Statements.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

    A   summary  of  significant  accounting  policies  for   BIC
Corporation    and    its   subsidiaries   (the   "Corporation"),
manufacturers and distributors of high-quality, low-cost consumer products, is as follows:

Consolidation
-------------

   The consolidated financial statements include the accounts of BIC Corporation and its subsidiaries. An investment in an affiliated company is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

  The Corporation's cash management policy is to invest in highly liquid, short-term financial instruments. Cash equivalents consist of U.S. Government obligations, time deposits, overnight securities and other short-term, highly liquid securities with original maturities of three months or less.

Inventories
-----------

   Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market.

Property, Plant and Equipment
-----------------------------

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

Intangibles
-----------

   Costs pertaining to goodwill and patents are amortized on  the
straight-line  method over five to seventeen  years.   Trademarks
are amortized over five to forty years.

Accrued Expenses - Insurance
----------------------------

   Accrued expenses - insurance represents the estimated costs of known and anticipated claims under the Corporation's product liability (principally relating to its lighters) and workers' compensation insurance policies. For each claim, the Corporation maintains self-insurance up to the estimated amount of the probable claim or the amount of the deductible, whichever is lower. At each financial reporting date, probable claim amounts, individually or in the aggregate, were not expected to materially exceed the deductible. Claims are generally settled within five years of origination.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

Employee Benefit Plans
----------------------

  Substantially all employees in the United States and Canada are covered by defined benefit pension plans. The plans are noncontributory and provide for pension benefits based on average pay and years of service to the Corporation. Funding for the pension plans is based on a review of the specific requirements and an evaluation of the assets and liabilities of each plan.

  The Corporation has a share purchase plan for substantially all full-time United States unionized employees who elect to participate and a 401(k) Savings and Investment Plan for unionized and non-unionized United States employees. The Corporation's Canadian subsidiary has a Group Registered Retirement Plan for its employees. Some plans provide that the Corporation match a portion of participant contributions.

   The Corporation provides certain postretirement medical and life insurance benefits for qualifying retired and active unionized and non-unionized employees in the United States. Most retirees outside the United States are covered by government sponsored and administered programs.

   Effective January 3, 1994, the Corporation adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment benefits on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of adopting SFAS 112 was a one-time after-tax charge of $0.6 million, or $0.02 per share. Aside from the one-time effect of the cumulative adjustment, adoption of SFAS 112 was not material to the Corporation's 1994 consolidated results of operations.

   In 1993, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of January 4, 1993 of adopting SFAS 106 was a one-time after-tax charge of $9.8 million, or $0.42 per share. Aside from the one-time effect of the cumulative adjustment, adoption of SFAS 106 was not material to the Corporation's 1994 and 1993 consolidated results of operations.

Foreign Currency
----------------

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

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

Foreign Currency (Continued)
----------------------------

    The Corporation enters into forward exchange contracts denominated in foreign currencies providing protection from currency fluctuations affecting certain inventory and equipment purchase commitments denominated in foreign currencies. Gains and losses associated with these transactions are deferred and included in the determination of the cost of the assets acquired.

Income Taxes
------------

    Effective January 4, 1993, the Corporation adopted SFAS 109, "Accounting for Income Taxes." Under SFAS 109, the deferred tax
provision is determined under the asset/liability method.   Under
this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of
assets and liabilities using presently enacted tax rates.   There
was no material effect on the Corporation's financial position or results of operations by adopting SFAS 109.

   The Corporation does not provide for Federal or state income taxes on the accumulated earnings and profits of its foreign subsidiaries, to the extent that the current intention of the Corporation is to allow its foreign subsidiaries to reinvest these earnings, or to the extent that any Federal or state taxes attributable to the repatriation of such earnings would be substantially offset by foreign tax credits.

Earnings Per Common Share
-------------------------

   Earnings per common share are based on the weighted average number of shares outstanding in each year. The weighted average number of shares outstanding was 23,559,244 during 1994, 1993 and 1992.

Fiscal Year
-----------

   The Corporation's fiscal year is the 52 or 53 weeks ending on the Sunday closest to December 31.

Reclassifications
-----------------

   The consolidated financial statements for years prior to 1994 have been reclassified to conform with the 1994 financial statement presentation.

2.   INVENTORIES:
-----------------

  Inventories consist of the following:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ---------

Work in process, finished stock
  and packaging materials                 $46,503        $49,363

Raw materials                               7,860         10,063
                                       ----------      ---------

Total                                     $54,363        $59,426
                                       ==========      =========

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

3.   PROPERTY, PLANT AND EQUIPMENT - NET:
-----------------------------------------

  Property, plant and equipment - net consists of the following:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Land                                     $  2,706        $  2,841

Buildings and improvements                 57,722          57,428

Machinery and equipment                   204,556         193,234

Construction in progress                   18,934          24,742
                                       ----------      ----------

Total                                     283,918         278,245

Less accumulated depreciation             151,365         137,928
                                       ----------      ----------

Total                                    $132,553        $140,317
                                       ==========      ==========

4.   OTHER ASSETS:
------------------

  Other assets consist of the following:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Intangibles (net of accumulated
  amortization 1994 - $7,090 and
  1993 - $4,716)                          $15,658         $17,192

Other                                      16,031          12,722
                                       ----------      ----------

Total                                     $31,689         $29,914
                                       ==========      ==========

5.   BANK BORROWINGS:
---------------------

   Information with respect to the Corporation's bank borrowings is as follows:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Weighted average interest rate
  at balance sheet date                                      6.1%

Weighted average interest rate
  (actual interest expense on bank
   borrowings divided by average
   daily outstanding balance)                5.1%            4.3%

Unused lines of credit                   $112,996         $99,711

Standby letters of credit                  29,571          35,488

6.   OTHER CURRENT LIABILITIES:
-------------------------------

  Other current liabilities consist of the following:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Accrued advertising and promotion         $17,731         $14,242

Other                                      10,996           9,669
                                       ----------      ----------

Total                                     $28,727         $23,911
                                       ==========      ==========

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

7.   EMPLOYEE BENEFIT PLANS:
----------------------------

   The Corporation's net periodic pension cost for 1994, 1993 and 1992 is summarized as follows:

(In thousands)                             1994        1993        1992
--------------                          -------     -------     -------
Service cost - benefits earned during
  the period                            $(2,242)    $(1,797)    $(1,608)

Interest cost on projected benefit
  obligation                             (4,316)     (3,988)     (3,641)

Actual return on plan assets             (2,545)      5,151       6,060

Net amortization and deferral             8,383         107      (1,152)
                                        -------     -------     -------
Net periodic pension cost               $  (720)    $  (527)    $  (341)
                                        =======     =======     =======

   The following table sets forth the funded status at January 1, 1995 and January 2, 1994 of the Corporation's defined benefit pension plans:

                                 January 1,                  January 2,
                                    1995                        1994
                                 ----------                  ----------
                              Over-      Under-           Over-      Under-
(In thousands)               Funded      Funded          Funded      Funded
--------------              -------     -------         -------     -------

Fair value of plan assets   $30,924     $24,923         $33,491     $27,425

Projected benefit
  obligation for
  services rendered
  to date                   (26,319)    (31,593)        (28,150)    (32,173)
                            -------     -------         -------     -------
Excess of plan assets over
  projected benefit
  obligation (excess of
  projected benefit
  obligation over
  plan assets)                4,605      (6,670)          5,341      (4,748)

Unrecognized net (gain) loss    472       2,747            (252)      2,595

Prior service costs not
  yet recognized in net
  periodic pension costs        384       1,014             682          20

Unrecognized net asset       (2,239)       (533)         (2,666)       (666)
                            -------     -------         -------     -------
Prepaid pension (pension
  liability)                $ 3,222     $(3,442)        $ 3,105     $(2,799)
                            =======     =======         =======     =======

Actuarial present value of
  benefit obligations:
--------------------------

  Vested benefit obligation $20,832     $31,395         $21,822     $31,908
                            =======     =======         =======     =======
  Accumulated benefit
    obligation              $21,691     $31,476         $22,662     $31,993
                            =======     =======         =======     =======

   Prior service costs primarily relate to plan amendments  which
retroactively  increase  benefits to  plan  participants.   These
costs   are   recognized  in  net  periodic  pension  cost   over
appropriate periods.

   The following assumptions were used in developing the above benefit obligation amounts:

                                       January 1,      January 2,
                                          1995            1994
                                       ----------      ----------

Assumed discount rate                        8.0%            7.0%

Assumed rate of compensation increase        4.0%            4.0%

Expected rate of return on plan assets      10.0%           10.0%

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

7.   EMPLOYEE BENEFIT PLANS (Continued):
----------------------------------------

  The plan assets were invested as follows:

                                       January 1,      January 2,
                                          1995            1994
                                       ----------      ----------

Equity securities                           63.9%           65.0%

United States Government securities         12.7            13.7

Cash equivalents and debt securities        23.4            21.3
                                       ----------      ----------

Total                                      100.0%          100.0%
                                       ==========      ==========

   Contributions  under the employees share purchase  plans,  the
401(k)  Savings  and  Investment Plans and the  Group  Registered
Retirement   Plan  were  approximately  $857,000,  $728,000   and
$406,000 in 1994, 1993 and 1992, respectively.

8.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
-------------------------------------------------

   The Corporation provides certain postretirement medical and life insurance benefits for qualifying retired and active unionized and non-unionized employees in the United States. Most retirees outside the United States are covered by government sponsored and administered programs. Postretirement benefits are not pre-funded and are paid by the Corporation as incurred.

   The Corporation's net periodic postretirement benefit cost for 1994 and 1993 included the following components:

(In thousands)                            1994            1993
--------------                            ----            ----

Service cost - benefits attributed to
  employee service during the period    $1,487          $1,144

Interest cost on accumulated
  postretirement benefit obligation      1,329           1,338

Unrecognized net loss                       63
                                        ------          -------

Net periodic postretirement
  benefit cost                          $2,879          $2,482
                                        ======          ======


     The following table sets forth the status at January 1, 1995 and January 2, 1994 of postretirement benefits:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Accumulated postretirement benefit obligation:
----------------------------------------------

Retirees                                 $  9,088        $  9,590

Fully eligible active plan participants     2,404           3,507

Other active plan participants              7,399           8,568
                                         --------        --------

                                           18,891          21,665

Unamortized net gain (loss)                   991          (3,811)
                                         --------        --------

Total                                     $19,882         $17,854
                                         ========        ========

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

8.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued):
-------------------------------------------------------------

   For measurement purposes, a 14.0% annual rate of increase in the per capita cost was assumed for 1994 and 1993. The rate was assumed to decrease gradually to 5.5% through the year 2009 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at January 1, 1995 and 7.0% at January 2, 1994. The unamortized net gain (loss) represents a change in actuarial assumptions (discount rate) that will be amortized over future periods.

   A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of January 1, 1995 by $2.6 million and the net periodic postretirement benefit cost by $523,000.

9.   SHAREHOLDERS' EQUITY:
--------------------------

   The Corporation declared and paid cash dividends of $0.80 per share in 1994 and $0.72 per share in 1993. The Corporation increased its regular quarterly dividend from $0.20 per share to $0.23 per share, effective with the dividend payable on February 1, 1995, to shareholders of record on January 18, 1995.

    In   1993,   the  Corporation  amended  its  Certificate   of
Incorporation to increase the number of authorized common shares, $1 par value, from 25,000,000 to 50,000,000 shares.

    Foreign currency translation adjustments included in shareholders' equity were $(10,945,000), $(680,000), and
$(1,111,000)   for  the  fiscal  years  1994,  1993   and   1992,
respectively. The 1994 translation adjustment was primarily due to the Corporation's Mexican subsidiary recording a $9,500,000 translation loss in shareholders' equity due to the translation effect of the Mexican peso devaluation.

10.  OTHER INCOME - NET:
------------------------

  Other income - net consists of the following:

(In thousands)                     1994         1993        1992
                                   ----         ----        ----

Income (Expense):
-----------------

Interest expense                 $ (353)     $(1,185)     $ (447)

Interest income                   1,202          810       1,480

Net foreign currency gains          222        1,431         689

Miscellaneous - net              (1,030)       3,171         430
                                 ------      -------     -------

Total                            $   41      $ 4,227     $ 2,152
                                 ======      =======     =======

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

11.  INCOME TAXES:
------------------

   The provision (credit) for income taxes consists of the following:

(In thousands)                      1994        1993        1992
--------------                      ----        ----        ----
Federal:
-------

Current                          $27,975     $20,896     $18,365

Deferred                          (2,448)        227      (1,198)
                                 -------     -------     -------

Total Federal                     25,527      21,123      17,167
                                 -------     -------     -------

Foreign:
--------

Current                            5,212       4,016       4,334

Deferred                            (770)     (1,137)      1,567
                                 -------     -------     -------

Total Foreign                      4,442       2,879       5,901
                                 -------     -------     -------

State                              5,594       5,204       4,275
                                 -------     -------     -------

Total                            $35,563     $29,206     $27,343
                                 =======     =======     =======


   The total income tax provision shown in the Statements of Consolidated Income differed from the total income tax expense as computed by applying the statutory United States Federal ("Federal") income tax rate to income before income taxes and cumulative effect of changes in accounting principles as follows:


                                    1994        1993        1992
                                    ----        ----        ----

Statutory Federal income tax rate  35.0%       35.0%       34.0%

Increase due to:
----------------

Effect of foreign subsidiaries'
  income tax rates in excess
  of the statutory Federal
  tax rate                                                  1.0

State income taxes, net of
  Federal tax benefit               4.2         4.6         4.2

Other - net                         1.6        (0.1)        1.4
                                   -----       -----       -----

Effective income tax rate          40.8%       39.5%       40.6%
                                   =====       =====       =====

   Federal income taxes have not been provided for on cumulative unremitted earnings of foreign subsidiaries of approximately
$5,358,000 at January 1, 1995, $16,076,000 at January 2, 1994 and
$14,051,000 at January 3, 1993.

  The provision for deferred Federal income taxes consists of the following:

(In thousands)                      1994        1993        1992
--------------                      ----        ----        ----

Tax effect of temporary
  differences arising from:
---------------------------

Depreciation                    $    605      $  (94)    $   387

Insurance                           (311)         16      (2,757)

Accrued compensation                (293)        (50)      1,073

Postretirement benefits           (1,049)       (527)         15

Inventory valuation                 (612)       (598)      1,071

Advertising and promotion         (1,167)       (512)        168

Provision for doubtful accounts     (153)        405      (1,073)

Other                                532       1,587         (82)
                                 -------     -------     -------
Total                            $(2,448)    $   227     $(1,198)
                                 =======     =======     =======

   The provision for deferred foreign income taxes consists primarily of temporary differences related to the Corporation's
Mexican subsidiary's inventory.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

   Deferred income taxes at January 1, 1995 and January  2,  1994 consist of the following:

                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Deferred tax assets:
--------------------

Insurance                                $  9,653        $  9,342

Accrued compensation                        1,629             923

Postretirement benefits                     8,471           7,445

Inventory valuation                         1,225

Advertising and promotion                   3,052           1,885

Provision for doubtful accounts             1,726           1,563

Other                                         331             830
                                          -------         -------

Total                                      26,087          21,988
                                          -------         -------

Deferred tax liabilities:
-------------------------

Depreciation                                6,382           5,720

Inventory valuation                                           194
                                          -------         -------

Total                                       6,382           5,914
                                          -------         -------

Net deferred tax asset                    $19,705         $16,074
                                          =======         =======

   At January 1, 1995, current deferred tax assets of $18.5 million and current deferred tax liabilities of $1.3 million were included in Deferred Income Taxes and Accrued Expenses - Other, respectively. In addition, noncurrent deferred tax assets of $2.5 million were included in Other Assets.

12.  CONTINGENCIES AND COMMITMENTS:
-----------------------------------

   The Corporation has significant contingent liabilities with respect to pending litigation, claims and disputes, principally relating to its lighters, which arise in the ordinary course of its business.

   In July 1993, the U.S. Environmental Protection Agency ("EPA") issued its final volumetric ranking of Potentially Responsible Parties ("PRPs") for the Solvents Recovery Service of New England ("SRSNE") Superfund Site in Southington, Connecticut. The Corporation has been notified that it is a PRP at the Site and has been ranked, by the EPA, number 192 of a total of 1,659 PRPs. This ranking represents less than 1% of the total volume of waste disposed at the SRSNE Site, with the first 191 PRPs representing 90% of the total volume.

   The Corporation cannot predict with certainty the total costs of cleanup, the Corporation's share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanup, or the availability of insurance coverage. Based on currently available information, the Corporation believes that its share of the ultimate cleanup costs at this Site will not have a material adverse impact on the Corporation's financial position or on its results of operations, if such operations continue at the present level.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

12.  CONTINGENCIES AND COMMITMENTS (Continued):
----------------------------------------------

  In November 1992, a state court jury in Creek County, Oklahoma, in a 9 to 3 verdict, awarded $11 million in actual damages and $11 million in punitive damages against the Corporation in connection with a case involving a cigarette lighter. On May 3, 1994, the Court of Appeals of Oklahoma reduced the amount of punitive damages by $8 million. On May 23, 1994, BIC filed a petition for writ of certiorari with the Oklahoma Supreme Court and on July 13, 1994, the Oklahoma Supreme Court denied BIC's petition, thereby concluding this matter. This decision did not have a significant effect on the Corporation's consolidated financial position or on its results of operations.

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

13.  RELATED PARTY TRANSACTIONS AND BALANCES:
---------------------------------------------

   Material transactions and balances with the Corporation's majority shareholder, Societe BIC, S.A. and with other related parties are as follows:

(In thousands)                     1994      1993     1992
--------------                     ----      ----     ----

Transactions
------------

Sales to:
---------

Societe BIC, S.A.               $ 1,727   $ 1,389  $   807

Other affiliated companies       10,654    10,017    9,717

Purchases from:
--------------

Societe BIC, S.A.                24,712    25,237   27,151

Other affiliated companies       16,414    16,966   16,820


                                       January 1,      January 2,
(In thousands)                            1995            1994
--------------                         ----------      ----------

Balances
--------

Included in receivables:
------------------------

Societe BIC, S.A.                        $    403        $    233

Other affiliated companies                  3,943           2,787

Employees                                                      51

Included in payables:
---------------------

Societe BIC, S.A.                           4,479           6,153

Other affiliated companies                  2,601           3,237

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

14.  FINANCIAL INSTRUMENTS:
---------------------------

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange.

                          January 1, 1995            January 2, 1994
                          ---------------            ---------------

                       Carrying    Estimated       Carrying    Estimated
                    or Contract         Fair    or Contract         Fair
(In thousands)           Amount        Value         Amount        Value
--------------      -----------    ---------    -----------    ---------

Assets:
-------

Cash and cash
  equivalents           $48,091      $48,091        $24,094      $24,094

Liabilities:
------------

Bank borrowings                                       6,731        6,731

Off-balance sheet
  financial instruments:
------------------------

Forward foreign
  currency contracts                                 23,165       23,384

Unused lines of credit  112,996    See Below         99,711    See Below

Standby letters of
  credit                 29,571    See Below         35,488    See Below


Cash and Cash Equivalents
-------------------------

  The Corporation compared the interest rates of cash equivalents at the contract dates to the prevailing interest rates at January 1, 1995 and January 2, 1994 and determined that there were no significant differences. Therefore, the carrying amounts of these items are a reasonable estimate of their fair value.

Bank Borrowings
---------------

   Due to the relatively short period of time between the origination of the bank borrowings and their repayments, the carrying amounts approximate their estimated fair value.

Forward Foreign Currency Contracts
----------------------------------

   The fair value of foreign currency contracts was the amount as of January 2, 1994 at which contracts with the same date of maturity as existing contracts could be purchased, based on estimates obtained from dealers.

Unused Lines of Credit and Standby Letters of Credit
----------------------------------------------------

   There is no annual cost of maintaining the unused lines of credit. The annual cost of maintaining standby letters of credit is estimated based on fees of 1/4% to 3/4% of the amount of the letter of credit, which would be currently charged for similar arrangements.

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

15.  FOREIGN OPERATIONS:
------------------------

   A summary of information about the Corporation's operations in different geographic areas is as follows (see Note 13 for sales to affiliated companies):


                       United                            Other   Adjustments &
(In thousands)         States     Canada     Mexico      Areas    Eliminations   Consolidated
--------------       --------   --------   --------   --------   -------------   ------------


1994:
-----

Net sales            $405,968   $ 29,678   $ 33,086   $  6,386                       $475,118

Transfers between
  geographic
  areas <F1>           15,305        212     15,077        105        $(30,699)
                     --------   --------   --------   --------        --------       --------

Total revenues       $421,273   $ 29,890   $ 48,163   $  6,491        $(30,699)      $475,118
                     ========   ========   ========   ========        ========       ========

Income before
  income taxes and
  cumulative effect
  of change in
  accounting
  principle          $ 74,382   $  5,039   $  6,742   $  1,020        $     24       $ 87,207
                     ========   ========   ========   ========        ========       ========

Identifiable
  assets             $313,079   $ 13,932   $ 22,991   $  8,685                       $358,687
                     ========   ========   ========   ========        ========       ========

1993:
-----

Net sales            $372,459   $ 28,625   $ 32,677   $  5,550                       $439,311

Transfers between
  geographic
  areas <F1>           16,234         61     11,493         21        $(27,809)
                     --------   --------   --------   --------        --------       --------

Total revenues       $388,693   $ 28,686   $ 44,170   $  5,571        $(27,809)      $439,311
                     ========   ========   ========   ========        ========       ========

Income before
  income taxes and
  cumulative effect
  of change in
  accounting
  principle          $ 64,716   $  4,643   $  4,438   $    508        $   (319)      $ 73,986
                     ========   ========   ========   ========        ========       ========

Identifiable
  assets             $285,661   $ 10,172   $ 34,269   $  6,114                       $336,216
                     ========   ========   ========   ========        ========       ========

1992:
-----

Net sales            $351,803   $ 28,947   $ 32,165   $  4,462                       $417,377

Transfers between
  geographic
  areas <F1>           16,742          3     13,888        225        $(30,858)
                     --------   --------   --------   --------        --------       --------

Total revenues       $368,545   $ 28,950   $ 46,053   $  4,687        $(30,858)      $417,377
                     ========   ========   ========   ========        ========       ========

Income before
  income taxes and
  cumulative effect
  of change in
  accounting
  principle          $ 53,307   $  6,742   $  6,730   $    929        $   (430)       $ 67,278
                     ========   ========   ========   ========        ========        ========

Identifiable
  assets             $261,605   $ 15,733   $ 25,807   $  5,321                        $308,466
                     ========   ========   ========   ========        ========        ========


<F1> Transfers between geographic areas are generally accounted for at a range of cost to cost plus 10%.


BIC CORPORATION AND SUBSIDIARIES
--------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

16.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
---------------------------------------------------

                                                          Net Income
                                             Net               (Loss)
(In thousands except       Net    Gross   Income          Per Common
 for per share data)     Sales   Profit    (Loss)(1),(2)       Share (1),(2)
---------------------    -----   ------    -----          ----------

Quarter ended:
--------------

April 3, 1994         $102,777  $49,665  $ 9,091              $ 0.39

July 3, 1994           138,839   68,532   16,266                0.69

October 2, 1994        127,720   64,295   14,794                0.63

January 1, 1995        105,782   50,169   10,870                0.46
---------------       --------  -------  -------              ------

Quarter ended:
--------------

April 4, 1993         $101,199  $46,173  $  (730)             $(0.03)

July 4, 1993           124,437   56,356   13,518                0.57

October 3, 1993        123,056   56,999   13,228                0.56

January 2, 1994         90,619   43,963    8,948                0.38
---------------       --------  -------  -------              ------
________________________

(1) The quarter ended April 3, 1994 includes a decrease in net earnings for the cumulative effect of a change in accounting for postemployment benefits of $623 or $0.02 per share.

(2) The quarter ended April 4, 1993 includes a decrease in net earnings for the cumulative effect of a change in accounting for postretirement benefits other than pensions of $9,816 or $0.42 per share.

SCHEDULE II
-----------

BIC CORPORATION AND SUBSIDIARIES
--------------------------------

CONSOLIDATED VALUATION ACCOUNTS
FOR THE FISCAL YEARS ENDED JANUARY 1, 1995,
JANUARY 2, 1994 AND JANUARY 3, 1993
-------------------------------------------


Classification            Balance     Additions     (Additions)
                               at       Charged      Deductions     Balance
                        Beginning     to Profit            from      at End
(In thousands)            of Year      and Loss     Reserves (1)    of Year
--------------          ---------     ---------     -----------     -------

Allowance for Doubtful Accounts:
--------------------------------
1994                       $4,084        $1,467          $1,021      $4,530

1993                        5,076            85           1,077       4,084

1992                        2,420         2,286            (370)      5,076
______________________

(1) Principally accounts written off, less recoveries.