Form 10-K/A
period 1995-01-01
BIC CORP
filed 1995-04-26
CIK 11975

"This Amendment to Form 10-K is being filed to attach Exhibit 27, Financial Data Schedule in accordance with Item 601(c) of regulation S-K and revise the
Exhibit Index to include Exhibit 27."

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


                         Commission File Number 1-6832

                              BIC CORPORATION
           (Exact name of registrant as specified in its charter)

               New York                              06-0735597
    (State or other jurisdiction       (I.R.S. Employer Identification No.)
  of incorporation or organization)

   500 BIC Drive, Milford, Connecticut                 06460
 (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code:  (203) 783-2000
- -----------------------------------------------------------------------

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

                               Form 10-K

For the fiscal year ended                         Commission File No. 1-6832
January 1, 1995

                            BIC CORPORATION

                             EXHIBIT INDEX
                             -------------

Exhibit No.
- -----------

     3.   a.   Restated Certificate of Incorporation, as
               filed May 5, 1993. (1)

          b.   By-Laws, as amended. (2)

     4. Instruments relating to long-term debt are not filed, but the Registrant agrees to file a copy of such instruments upon request of the Securities and Exchange Commission.

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

          b.   Amendment to Voting Trust Agreement, dated
               July 5, 1993. (1)

     10.  a.   Selected Executive Retirement Plan, as
               amended. (1)

          b. Agreement, dated July 1, 1971, including amendments, between Societe BIC, S.A. and BIC Pen
               Corporation. (3)

     21.       Subsidiaries of the Registrant.

     23.       Consent of Independent Auditors.

     27.       Financial Data Schedule
___________________________________

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

SIGNATURES
- ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIC CORPORATION
By:  ROBERT L. MACDONALD
     Vice President Finance
     (Principal Financial and Accounting Officer)

Date:  April 26, 1995