Form 10-Q
period 1995-04-02
BIC CORP
filed 1995-05-11
CIK 11975

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 1995.

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

                       Yes _____X_____     No __________

At April 2, 1995, the close of the period covered by this report, registrant had outstanding 23,559,244 common shares, $1.00 par value per share.

                        PART 1.  FINANCIAL INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   April 2,       January 1,
                                                     1995            1995
                                                  ----------      ----------
ASSETS                                                   (Thousands)
- ------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 63,687        $ 48,091
  Accounts and notes receivable:
    Trade - net of allowance for doubtful
      accounts of $4,993,000 at April 2 and
      $4,530,000 at January 1                        55,708          54,648
    Affiliates                                        3,914           4,358
    Other                                             4,169           3,861
  Inventories:
    Finished goods                                   27,564          25,804
    Work in process                                  21,568          18,335
    Raw materials                                     8,546           7,860
    Packaging materials                               2,596           2,364
  Other current assets                               31,065          29,124
                                                   ---------       ---------
    Total current assets                            218,817         194,445
                                                   ---------       ---------

PROPERTY, PLANT AND EQUIPMENT - at cost less
  accumulated depreciation of $153,037,000 at
  April 2 and $151,365,000 at January 1             129,178         132,553
OTHER ASSETS                                         34,125          31,689
                                                   ---------       ---------
    TOTAL                                          $382,120        $358,687
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                          $ 14,672        $ 11,835
    Affiliates                                       10,245           7,080
  Accrued expenses                                   68,354          63,214
  Other current liabilities                          14,956           4,500
                                                   ---------       ---------
    Total current liabilities                       108,227          86,629
                                                   ---------       ---------

NONCURRENT LIABILITIES                               24,907          24,141
                                                   ---------       ---------

SHAREHOLDERS' EQUITY:
  Preferred shares ($1 par value; authorized -
    1,000,000; no shares issued or outstanding)           0               0
  Common shares ($1 par value; authorized -
    50,000,000; outstanding 23,559,244)              23,559          23,559
  Retained earnings                                 243,832         238,076
  Foreign currency translation adjustment           (18,405)        (13,718)
                                                   ---------       ---------
    Total shareholders' equity                      248,986         247,917
                                                   ---------       ---------
      TOTAL                                        $382,120        $358,687
                                                   =========       =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994


                                                      1995           1994
                                                      ----           ----
                                                (Thousands Except Share Data)


NET SALES                                            $113,478       $102,777

COST OF GOODS SOLD                                     59,405         53,112
                                                     ---------      ---------

GROSS PROFIT                                           54,073         49,665

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH & DEVELOPMENT EXPENSES        34,896         33,761
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 19,177         15,904

OTHER INCOME (EXPENSE) - NET                             (372)            27
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             18,805         15,931

PROVISION FOR INCOME TAXES                              7,630          6,217
                                                     ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                              11,175          9,714

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS, NET OF TAXES
    OF $410,000                                             0           (623)
                                                     ---------      ---------

NET INCOME                                             11,175          9,091

RETAINED EARNINGS - BEGINNING OF YEAR                 238,076        205,902

DIVIDENDS PAID (PER COMMON SHARE:  1995 - $0.23,
  1994 - $0.20)                                        (5,419)        (4,712)
                                                     ---------      ---------

RETAINED EARNINGS - END OF PERIOD                    $243,832       $210,281
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244

EARNINGS (LOSS) PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                            $ 0.47         $ 0.41
  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                    0          (0.02)
                                                     ---------      ---------

  NET INCOME                                           $ 0.47         $ 0.39
                                                     =========      =========



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994

                                                     1995           1994
                                                     ----           ----
                                                         (Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES*         $ 19,076       $ 10,588
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment         (5,465)        (6,904)
  Proceeds from sale of property, plant and
    equipment                                           337            439
  Deferred charges, deposits and other               (2,512)          (105)
  Purchases of trademarks and patents                  (200)          (282)
                                                   ---------      ---------

  Net cash used in investing activities              (7,840)        (6,852)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-
    term borrowings                                  10,456         (5,212)
  Dividends paid                                     (5,419)        (4,712)
                                                   ---------      ---------

  Net cash provided by (used in)
    financing activities                              5,037         (9,924)
                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (677)           (76)
                                                   ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     15,596         (6,264)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         48,091         24,094
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 63,687       $ 17,830
                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Interest                                     $    166       $    599
                                                   =========      =========

      Income taxes                                 $  4,281       $  3,789
                                                   =========      =========

*The 1994 Change in Employers' Accounting for Postemployment Benefits had no effect on cash and cash equivalents.










      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. Certain items in the 1994 unaudited condensed consolidated financial statements have been reclassified to conform to the 1995 presentation.

2.   New Accounting Standard
     -----------------------

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

                        BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

The changes in the financial condition of the Corporation between January 1, 1995 and the end of the first fiscal quarter of 1995 reflect normal operations. The Corporation's current ratio was 2.02 at April 2, 1995 and 2.24 at January 1, 1995.

Cash and cash equivalents were $63.7 million at April 2, 1995, as compared to $48.1 million at January 1, 1995. The increase is largely due to the Corporation's French franc loan described below.

Inventories were $60.3 million at April 2, 1995 and $54.4 million at January 1,
1995.   The  increase is primarily due to higher production levels  to  support sales increases.

Accounts  payable  were $24.9 million at April 2, 1995  and  $18.9  million  at
January  1,  1995.   The increase is primarily due to the timing  of  inventory purchases.

Accrued expenses were $68.4 million at April 2, 1995, as compared to $63.2 million at January 1, 1995. The increase is primarily related to an increase in accrued insurance associated with general liability and workers' compensation and the timing of income tax payments, partially offset by a decrease in accrued marketing and promotion costs.

Other current liabilities were $15.0 million at April 2, 1995, as compared with $4.5 million at January 1, 1995. The increase is due to BIC Corporation having borrowed 50 million French francs from the Corporation's majority shareholder, Societe BIC, S.A., in accordance with a certain loan agreement. Under the agreement, Societe BIC, S.A. will advance BIC Corporation French francs, as requested by BIC, not to exceed 300 million French francs during 1995. The principal portion of the loan is due in December 1995. Interest on the loan is payable monthly at a rate equal to the Paris Interbank Offered Rate ("PIBOR") in effect at the loan origination date plus 0.15%. At March 31, 1995 the PIBOR was 7.55%.

The foreign currency translation adjustment included in shareholders' equity was $(18.4) million at April 2, 1995 and $(13.7) million at January 1, 1995. The fluctuation is primarily due to the translation effect associated with the decline in value of the Mexican peso.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net sales for the three months ended April 2, 1995 were $113.5 million, an increase of 10.4% from $102.8 million, for the same period last year. Gross profit was $54.1 million for the first quarter of 1995, as compared to $49.7 million in 1994, representing an 8.9% increase. Gross profit as a percentage of net sales was 47.7% in 1995 and 48.3% in 1994. Income before the cumulative effect of change in accounting principle for the first three months in 1995 was $11.2 million, or $0.47 per share, compared with $9.7 million, or $0.41 per share, in the same period last year. Net income for the first three months of 1995 was $11.2 million, or $0.47 per share, compared with $9.1 million, or $0.39 per share, in the same period last year.

The improvement in net sales was primarily due to increases in the number of units sold and higher average selling prices in stationery products and lighters in the United States operations. These higher average selling prices are attributable to a favorable mix of products sold and price increases. Shavers also showed modest increases in unit and dollar sales. The Corporation's Mexican operations experienced a decrease in unit sales due to the adverse impact the decline in the value of the peso had on the Mexican economy. The Corporation's other foreign operations contributed to the overall net sales increase.

The lower gross profit percentage for the first quarter of 1995, as compared to the same period last year was primarily due to higher raw material costs and a deterioration in the relationship of the U.S. dollar to the French franc, partially offset by the higher average selling prices discussed in the preceding paragraph. In lighters, production disruptions and other costs associated with the Corporation's changeover to child-resistant lighters also contributed to the lower gross profit percentage.

In 1994, net income included a $0.6 million charge, representing the cumulative effect of the change in accounting for postemployment benefits.

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings -

          In May 1994, BIC filed a petition with the United States Department of Commerce ("DOC") and United States International Trade Commission ("ITC") for the imposition of antidumping duties against disposable lighters from Thailand and China. The petition charged that disposable lighters from Thailand and China are being "dumped" or sold in the United States at less than fair value. During October and December of 1994, the DOC ruled favorably on BIC's petition in preliminary decisions imposing antidumping duties on disposable lighters imported from Thailand and China, respectively.

          In March 1995, the DOC recommended a 25% antidumping duty in addition to the standard rate. On April 13, 1995, the ITC voted 4-2 that there is no material injury, or immediate threat of injury to the domestic lighter industry, as a result of Thailand lighters being dumped in the United States. A 3-3 vote would have upheld the imposition of antidumping duties of 25% recommended by the DOC following their six month investigation of lighters imported from Thailand. The ITC's final decision regarding lighters imported from China is expected in the second quarter of 1995.

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

                              BIC CORPORATION
                              -------------------------------------------------
                                (Registrant)





Date:  May 11, 1995          Robert L. Macdonald
                             ---------------------------------------------------
                                (Signature)
                              Robert L. Macdonald, Vice President - Finance (Principal Accounting Officer)