Form 10-Q
period 1995-07-02
BIC CORP
filed 1995-08-10
CIK 11975

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 1995.

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

                       Yes _____X_____     No __________

At July 2, 1995, the close of the period covered by this report, registrant had outstanding 23,559,244 common shares, $1.00 par value per share.

                        PART 1.  FINANCIAL INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   July 2,        January 1,
                                                     1995            1995
                                                   -------        ----------
ASSETS                                                   (Thousands)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 65,923        $ 48,091
  Accounts and notes receivable:
    Trade - net of allowance for doubtful
      accounts of $5,131,000 at July 2 and
      $4,530,000 at January 1                        91,260          54,648
    Affiliates                                        5,961           4,358
    Other                                             4,547           3,861
  Inventories:
    Finished goods                                   25,075          25,804
    Work in process                                  18,472          18,335
    Raw materials                                    10,663           7,860
    Packaging materials                               2,595           2,364
  Other current assets                               52,052          29,124
                                                   ---------       ---------
    Total current assets                            276,548         194,445
                                                   ---------       ---------

PROPERTY, PLANT AND EQUIPMENT - at cost less
  accumulated depreciation of $158,668,000 at
  July 2 and $151,365,000 at January 1              129,888         132,553
OTHER ASSETS                                         34,137          31,689
                                                   ---------       ---------
    TOTAL                                          $440,573        $358,687
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank borrowings                                  $    242        $      0
  Accounts payable:
    Trade                                            17,480          11,835
    Affiliates                                       11,540           7,080
  Accrued expenses                                   76,286          63,214
  Other current liabilities                          47,884           4,500
                                                   ---------       ---------
    Total current liabilities                       153,432          86,629
                                                   ---------       ---------

NONCURRENT LIABILITIES                               25,694          24,141
                                                   ---------       ---------

SHAREHOLDERS' EQUITY:
  Preferred shares ($1 par value; authorized -
    1,000,000; no shares issued or outstanding)           0               0
  Common shares ($1 par value; authorized -
    50,000,000; outstanding 23,559,244)              23,559          23,559
  Retained earnings                                 255,861         238,076
  Foreign currency translation adjustment           (17,973)        (13,718)
                                                   ---------       ---------
    Total shareholders' equity                      261,447         247,917
                                                   ---------       ---------
      TOTAL                                        $440,573        $358,687
                                                   =========       =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE SIX MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994


                                                      1995           1994
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $257,413       $241,616

COST OF GOODS SOLD                                    135,222        123,419
                                                     ---------      ---------

GROSS PROFIT                                          122,191        118,197

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH & DEVELOPMENT EXPENSES        74,989         73,463
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 47,202         44,734

OTHER INCOME (EXPENSE) - NET                            1,032         (1,248)
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             48,234         43,486

PROVISION FOR INCOME TAXES                             19,612         17,506
                                                     ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                              28,622         25,980

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR POSTEMPLOYMENT BENEFITS,
    NET OF TAXES OF $410,000                                0           (623)
                                                     ---------      ---------

NET INCOME                                             28,622         25,357

RETAINED EARNINGS - BEGINNING OF YEAR                 238,076        205,902

DIVIDENDS PAID (PER COMMON SHARE:  1995 - $0.46,
  1994 - $0.40)                                       (10,837)        (9,424)
                                                     ---------      ---------

RETAINED EARNINGS - END OF PERIOD                    $255,861       $221,835
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244

EARNINGS (LOSS) PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                            $ 1.21         $ 1.10
  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                    0          (0.02)
                                                     ---------      ---------

  NET INCOME                                           $ 1.21         $ 1.08
                                                     =========      =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     BIC CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL QUARTERS ENDED JULY 2, 1995 AND JULY 3, 1994


                                                      1995           1994
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $143,935       $138,839

COST OF GOODS SOLD                                     75,817         70,307
                                                     ---------      ---------

GROSS PROFIT                                           68,118         68,532

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH & DEVELOPMENT EXPENSES        40,093         39,702
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 28,025         28,830

OTHER INCOME (EXPENSE) - NET                            1,404         (1,275)
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                             29,429         27,555

PROVISION FOR INCOME TAXES                             11,982         11,289
                                                     ---------      ---------

NET INCOME (PER COMMON SHARE: 1995 - $0.74,
  1994 - $0.69)                                      $ 17,447       $ 16,266
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244


























      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994

                                                     1995           1994
                                                     ----           ----
                                                         (Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES*         $ 18,957       $ 10,688
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment        (10,643)       (13,859)
  Proceeds from sale of property, plant and
    equipment                                           265            697
  Deferred charges, deposits and other               (2,418)          (174)
  Purchases of trademarks and patents                  (536)          (523)
                                                   ---------      ---------

  Net cash used in investing activities             (13,332)       (13,859)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short term borrowings              22,995          2,746
  Dividends paid                                    (10,837)        (9,424)
                                                   ---------      ---------

  Net cash provided by (used in)
    financing activities                             12,158         (6,678)
                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  49            (82)
                                                   ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     17,832         (9,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         48,091         24,094
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 65,923       $ 14,163
                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Interest                                     $    493       $    637
                                                   =========      =========

      Income taxes                                 $ 19,076       $ 17,184
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










      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 2, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. Certain items in the 1994 unaudited condensed consolidated financial statements have been reclassified to conform to the 1995 presentation.

2.   New Accounting Standards
     ------------------------

     As of January 3, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment benefits on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of this change, net of deferred income tax benefit of $0.4 million, reduced net income by $0.6 million or $0.02 per share, which was reflected in the Corporation's condensed consolidated statement of income for the six months ended July 3, 1994.

     Also effective January 3, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This Interpretation defines the right of setoff and specifies what conditions must be met to have that right. The Corporation enters into forward exchange contracts denominated in foreign currencies providing protection from foreign currency fluctuations. At July 2, 1995, the Corporation had outstanding $20.6 million of forward exchange contracts, under which the Corporation is required to purchase French francs at an average contract rate of approximately 4.9 French francs to the dollar during 1995. These contracts do not meet the conditions for setoff as set forth in FASB Interpretation No. 39 and accordingly, at July 2, 1995, the Corporation has recorded a current asset and a current liability for the $20.6 million.

3.   Bank Borrowings
     ---------------

     Bank borrowings totaled $0.2 million at July 2, 1995, which represents borrowings by the Corporation's Mexican subsidiary. These borrowings were repaid during July 1995, with a weighted average interest rate of 47%.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The changes in the financial condition of the Corporation between January 1, 1995 and the end of the second fiscal quarter of 1995 reflect normal operations. Accounts and notes receivable were higher at July 2, 1995 as compared to January 1, 1995 due to higher sales levels. The Corporation's current ratio was 1.80 at July 2, 1995 and 2.24 at January 1, 1995.

Cash and cash equivalents were $65.9 million at July 2, 1995 as compared to $48.1 million at January 1, 1995. The increase was largely due to the Corporation's French franc loan described below.

Other current assets were $52.0 million at July 2, 1995 and $29.1 million at January 1, 1995. The increase was due to the $20.6 million of forward contracts the Corporation had outstanding at July 2, 1995. See Note 2, New Accounting Standards for further discussion.

Accounts payable were $29.0 million at July 2, 1995 and $18.9 million at January 1, 1995. The increase was primarily due to the timing of inventory purchases.

Accrued expenses were $76.3 million at July 2, 1995 as compared to $63.2 million at January 1, 1995. The increase was due to an increase in accrued insurance associated with general liability and workers' compensation, the timing of payments for advertising campaigns and marketing promotions, and an increase in payroll liability attributable to the timing of payments for bonuses and vacation time.

Other current liabilities were $47.9 million at July 2, 1995 and $4.5 million at January 1, 1995. The increase in other current liabilities was partially due to the $20.6 million of forward contracts the Corporation had outstanding. See Note 2, New Accounting Standards for further discussion. The increase was also due to the Corporation borrowing 110 million French francs, or $22.7 million U.S. dollars at July 2, 1995, from its majority shareholder, Societe BIC S.A., in accordance with a certain loan agreement. Under the agreement, Societe BIC S.A. will advance BIC Corporation French francs during 1995. The principal portion of the loan is due in December 1995. Interest on the loan is payable monthly at a rate equal to the Paris Interbank Offered Rate ("PIBOR") in effect at the loan origination date plus 0.15%. At June 30, 1995 the PIBOR was 7.80.

The foreign currency translation adjustment included in shareholders' equity was $(18.0) million at July 2, 1995 and $(13.7) million at January 1, 1995. The fluctuation was primarily due to the translation effect associated with the decline in value of the Mexican peso.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the fiscal quarter ended July 2, 1995 were $143.9 million, an increase of 4% from $138.8 million for the same period in 1994. Gross profit as a percentage of net sales was 47% in 1995 as compared to 49% for the same period last year. Net income was $17.4 million, or $0.74 per share, compared with $16.3 million, or $0.69 per share, for the same period last year.

Net sales for the six months ended July 2, 1995 were $257.4 million compared with $241.6 million in 1994, for an increase of 7%. Gross profit as a percentage of net sales was 47% in 1995 compared to 49% in 1994. Income before cumulative effect of a change in accounting principle was $28.6 million, or $1.21 per share, compared with $26.0 million, or $1.10 per share for the same period last year.

The net sales increase for the fiscal quarter ended July 2, 1995 as compared to the same period last year was primarily due to higher average selling prices in stationery products and lighters in the United States. These improvements were partially offset by a decline in shaver sales resulting from a decrease in units sold. The Corporation's Mexican operations continued to show a decrease in unit sales due to the adverse impact the decline in the value of the peso had on the Mexican economy.

The lower gross profit percentage for the second quarter of 1995, as compared to the same period last year was primarily due to continuing production disruptions and other costs associated with the Corporation's changeover to child-resistant lighters.

Other income/(expense) for the second fiscal quarter of 1995 was $1.4 million as compared to $(1.3) million in 1994. The fluctuation was due to a write-down of certain obsolete manufacturing machinery in 1994 and higher foreign exchange gains reported in 1995.

For the six-month period ended July 3, 1994, net income included a $0.6 million charge, representing the cumulative effect of a change in accounting for postemployment benefits.

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

          In connection with the proposal made by Societe BIC S.A. (the "Purchaser") to acquire all the equity interest in BIC Corporation not currently owned by the Purchaser and members of the Bich family (see Item 6), beginning on May 19, 1995, four actions were filed in the Supreme Court of the State of New York, County of New York, by shareholders of the Corporation. These actions, purportedly brought as class actions on behalf of all shareholders of the Corporation, named the Corporation, its directors, certain of its officers and Purchaser as defendants, alleging that they breached their fiduciary duties to plaintiffs and the Corporation's other shareholders in connection with Purchaser's proposal to acquire the Public Shares for $36.50 per share. The parties have entered into a stipulation consolidating these four actions under the caption In re BIC Corp.
                                                             ------------------
          Shareholders  Litigation,  Consolidated  Index  No.  112626/95.   The
          ------------------------
          stipulation provides that defendants need not respond to the other four original complaints. The stipulation further provides that plaintiffs shall file a Consolidated and Amended Complaint, which has not yet been filed.

          Another action asserting similar claims on behalf of the same purported class, entitled Rosenzweig v. BIC Corp., et al., was filed
                                    -------------------------------
          in the Connecticut Superior Court, Judicial District of Ansonia/Milford, on May 22, 1995. The time for defendants to respond to the complaint in that action has been extended. In addition, another similar purported class action, entitled Kahn v. Societe BIC,
                                                           --------------------
          S.A.,  et al., Index No. 01785, which names only Purchaser and  Bruno
          -------------
          Bich as defendants, was filed on May 19, 1995 in the Supreme Court of the State of New York, County of Queens. The complaint in that action has not been properly served.

          In May 1994, BIC filed a petition with the United States Department of Commerce ("DOC") and the United States International Trade Commission ("ITC") for the imposition of antidumping duties against disposable lighters from Thailand and China. The petition charged that disposable lighters from Thailand and China are being "dumped" or sold in the United Sates at less than fair value. During October and December 1994, the DOC ruled favorably on BIC's petition in preliminary decisions imposing antidumping duties on disposable lighters imported from Thailand and China, respectively.

          In April 1995, the DOC recommended antidumping duties of up to 197% on disposable lighters imported from China. On June 2, 1995, the ITC voted 4-2 that there is no material injury, or immediate threat of injury, to the domestic lighter industry as a result of Chinese lighters being dumped in the United States. A 3-3 vote would have upheld the imposition of antidumping duties of up to 197% recommended by the DOC following their six month investigation of lighters being imported from China.

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings (Continued)
          -----------------------------

          This decision by the ITC followed a similar decision announced on April 13, 1995, regarding lighters imported from Thailand. In that decision, the ITC also found that there was no injury, or immediate threat of injury, as a result of lighters from Thailand being dumped in the United States. Registrant has appealed the decision of the ITC with respect to lighters imported from China and Thailand to the United States Court of International Trade.

Item 2.   Change in Securities - None.

Item 3.   Defaults upon Senior Securities - Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - None.

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits - None Required.

          b)   Reports on Form 8-K

               A report on Form 8-K, dated May 23, 1995, was filed by the Registrant with respect to the Registrant's parent company, Societe BIC S.A.'s, proposal to acquire all the equity interest in the Registrant not currently owned by Societe BIC S.A. and members of the Bich family.

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

                              BIC CORPORATION
                              -------------------------------------------------
                                (Registrant)





Date:  August 10, 1995        Robert L. Macdonald
                              -------------------------------------------------
                               (Signature)
                              Robert L. Macdonald, Vice President - Finance
                              (Principal Accounting Officer)