Form 10-Q/A
period 1995-07-02
BIC CORP
filed 1995-09-25
CIK 11975

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

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits -

               Exhibit 27 - Article 5 - Financial Data Schedule

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





Date:  September 22, 1995       Robert L. Macdonald
                              -------------------------------------------------
                               (Signature)
                              Robert L. Macdonald, Vice President - Finance (Principal Accounting Officer)