Form 10-Q
period 1995-10-01
BIC CORP
filed 1995-10-24
CIK 11975

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 1995.

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

                       Yes _____X_____     No __________

At October 1, 1995, the close of the period covered by this report, registrant had outstanding 23,559,244 common shares, $1.00 par value per share.

                        PART 1.  FINANCIAL INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 1,      January 1,
                                                     1995            1995
                                                  ----------      ----------
                                                         (Thousands)

ASSETS
------
CURRENT ASSETS:

  Cash and cash equivalents                        $ 90,330        $ 48,091

  Accounts and notes receivable:

    Trade - net of allowance for doubtful
      accounts of $5,208,000 at October 1 and
      $4,530,000 at January 1                        75,006          54,648

    Affiliates                                        4,577           4,358

    Other                                             4,364           3,861

  Inventories:

    Finished goods                                   21,292          25,804

    Work in process                                  18,303          18,335

    Raw materials                                     8,400           7,860

    Packaging materials                               2,720           2,364

  Other current assets                               34,050          29,124
                                                   ---------       ---------

    Total current assets                            259,042         194,445
                                                   ---------       ---------

PROPERTY, PLANT AND EQUIPMENT - at cost less
  accumulated depreciation of $163,684,000 at
  October 1 and $151,365,000 at January 1           127,158         132,553

OTHER ASSETS                                         34,825          31,689
                                                   ---------       ---------

    TOTAL                                          $421,025        $358,687
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

  Bank borrowings                                  $  1,010        $      0

  Accounts payable:

    Trade                                            15,957          11,835

    Affiliates                                        6,704           7,080

  Accrued expenses                                   82,904          63,214

  Other current liabilities                          16,451           4,500
                                                   ---------       ---------

    Total current liabilities                       123,026          86,629
                                                   ---------       ---------

NONCURRENT LIABILITIES                               26,493          24,141
                                                   ---------       ---------

SHAREHOLDERS' EQUITY:

  Preferred shares ($1 par value; authorized -
    1,000,000; no shares issued or outstanding)           0               0

  Common shares ($1 par value; authorized -
    50,000,000; outstanding 23,559,244)              23,559          23,559

  Retained earnings                                 266,251         238,076

  Foreign currency translation adjustment           (18,304)        (13,718)
                                                   ---------       ---------


    Total shareholders' equity                      271,506         247,917
                                                   ---------       ---------

      TOTAL                                        $421,025        $358,687
                                                   =========       =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         FOR THE NINE MONTHS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994


                                                      1995           1994
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $387,688       $369,336

COST OF GOODS SOLD                                    202,880        186,844
                                                     ---------      ---------

GROSS PROFIT                                          184,808        182,492

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH & DEVELOPMENT EXPENSES       111,918        112,236
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 72,890         70,256

OTHER INCOME (EXPENSE) - NET                            2,105         (1,352)
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             74,995         68,904

PROVISION FOR INCOME TAXES                             30,564         28,130
                                                     ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                              44,431         40,774

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR POSTEMPLOYMENT BENEFITS, NET OF
    TAXES OF  $410,000                                      0           (623)
                                                     ---------      ---------

NET INCOME                                             44,431         40,151

RETAINED EARNINGS - BEGINNING OF YEAR                 238,076        205,902

DIVIDENDS PAID (PER COMMON SHARE:  1995 - $0.69,
  1994 - $0.60)                                       (16,256)       (14,136)
                                                     ---------      ---------

RETAINED EARNINGS - END OF PERIOD                    $266,251       $231,917
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244

EARNINGS (LOSS) PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                            $ 1.89         $ 1.73
  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                    0          (0.02)
                                                     ---------      ---------

  NET INCOME                                           $ 1.89         $ 1.71
                                                     =========      =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.
                                    -3-

                       BIC CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE FISCAL QUARTERS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994


                                                      1995           1994
                                                      ----           ----
                                                (Thousands Except Share Data)

NET SALES                                            $130,275       $127,720

COST OF GOODS SOLD                                     67,658         63,425
                                                     ---------      ---------

GROSS PROFIT                                           62,617         64,295

ADVERTISING, SELLING, GENERAL AND ADMINISTRATIVE,
  MARKETING AND RESEARCH & DEVELOPMENT EXPENSES        36,929         38,773
                                                     ---------      ---------

INCOME FROM OPERATIONS                                 25,688         25,522

OTHER INCOME (EXPENSE) - NET                            1,073           (104)
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                             26,761         25,418

PROVISION FOR INCOME TAXES                             10,952         10,624
                                                     ---------      ---------

NET INCOME (PER COMMON SHARE: 1995 - $0.68,
  1994 - $0.63)                                      $ 15,809       $ 14,794
                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      23,559,244     23,559,244



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994

                                                     1995           1994
                                                     ----           ----
                                                         (Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES*         $ 61,666       $ 41,391
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment        (13,493)       (16,271)

  Proceeds from sale of property, plant and
    equipment                                           319          1,020

  Deferred charges, deposits and other               (2,421)          (163)

  Purchases of trademarks and patents                  (684)          (900)
                                                   ---------      ---------

  Net cash used in investing activities             (16,279)       (16,314)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in short term borrowings              13,090          1,440

  Dividends paid                                    (16,256)       (14,136)
                                                   ---------      ---------

  Net cash used in financing activities              (3,166)       (12,696)
                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  18             36
                                                   ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                42,239         12,417

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         48,091         24,094
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 90,330       $ 36,511
                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during the period for:

      Interest                                     $  1,024       $    818
                                                   =========      =========

      Income taxes                                 $ 30,617       $ 27,409
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



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                       BIC CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 1, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995.

2.   New Accounting Standards
     ------------------------

     As of January 3, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This new standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Corporation recognized postemployment benefits on a cash basis or at the date the event gave rise to the payment of these benefits. In accordance with the provisions of the Collective Bargaining Agreement between BIC Corporation and Local 134 United Rubber, Cork, Linoleum and Plastic Workers of America, now merged with United Steel Workers of America, the Corporation provides severance benefits to its unionized employees. The Corporation also provides medical and life insurance benefits to salaried employees receiving long-term disability benefits. The cumulative effect of this change, net of deferred income tax benefit of $0.4 million, reduced net income by $0.6 million or $0.02 per share, which has been reflected in the Corporation's condensed consolidated statement of income for the nine months ended October 2, 1994.


3.   Short Term Borrowings
     ---------------------

     Bank borrowings totaled $1.0 million at October 1, 1995, which represents borrowings by the Corporation's Mexican subsidiary, with a weighted average interest rate of 6.14%. These borrowings were repaid during October 1995.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The changes in the financial condition of the Corporation between January 1, 1995 and the end of the third fiscal quarter of 1995 reflect normal operations. Accounts and notes receivable were higher at October 1, 1995 as compared to January 1, 1995 due to higher sales levels. The Corporation's current ratio was 2.11 at October 1, 1995 and 2.24 at January 1, 1995.

Cash and cash equivalents were $90.3 million at October 1, 1995 and $48.1 million at January 1, 1995. The increase was due to cash generated from operating activities and the Corporation's loan from Societe BIC S.A., which is discussed below.

Accrued expenses were $82.9 million at October 1, 1995 as compared to $63.2 million at January 1, 1995. The increase was due to an increase in accrued advertising and promotion costs; an increase in accrued income taxes; an increase in accrued insurance associated with general liability and workers' compensation; and an increase in payroll liability attributable to the timing of payments for bonuses and vacation time.

Other current liabilities were $16.5 million at October 1, 1995 and $4.5 million at January 1, 1995. Other current liabilities at October 1, 1995 included a $12.0 million loan from the Corporation's majority shareholder, Societe BIC S.A. in accordance with a certain loan agreement. Under the agreement, Societe BIC S.A. will advance BIC Corporation French francs during 1995. The principal portion of the loan is due in December 1995. Interest on the loan is payable monthly at a rate equal to the Paris Interbank Offered Rate ("PIBOR") in effect at the loan origination date plus 0.15%. At September 30, 1995 the PIBOR was 7.55%.

The foreign currency translation adjustment included in shareholders' equity was $(18.3) million at October 1, 1995 and $(13.7) million at January 1, 1995. The fluctuation was primarily due to the translation effect associated with the decline in value of the Mexican peso.

Results of Operations
---------------------

Net sales for the fiscal quarter ended October 1, 1995 were $130.3 million, an increase of 2% from $127.7 million for the same period in 1994. Gross profit as a percentage of net sales was 48% in 1995 compared to 50% for the same period last year. Net income was $15.8 million, or $0.68 per share, compared with $14.8 million, or $0.63 per share, for the same period last year.

Net sales for the nine months ended October 1, 1995 were $387.7 million compared with $369.3 million in 1994, for an increase of 5%. Gross profit as a percentage of net sales was 48% in 1995 compared to 49% in 1994. Income before cumulative effect of a change in accounting principle was $44.4 million, or $1.89 per share, compared with $40.8 million, or $1.73 per share for the same period last year.

                       BIC CORPORATION AND SUBSIDIARIES

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Continued)
---------------------------------

The net sales increase for the fiscal quarter ended October 1, 1995 as compared to the same period last year was primarily due to an increase in units sold and higher average selling prices, in stationery products in the United States. These improvements were partially offset by a decline in lighter and shaver sales resulting from a decrease in units sold in the United States. The Corporation's Mexican operations continued to show a decrease in unit sales due to the adverse impact the decline in value of the peso had on the Mexican economy.

The lower gross profit percentage for the third fiscal quarter of 1995, as compared to the same period last year, was primarily due to continuing production disruptions and other costs associated with the Corporation's changeover to child-resistant lighters, and unfavorable foreign exchange rates associated with imports.

For the nine-month period ended October 2, 1994, net income included a $0.6 million charge, representing the cumulative effect of change in accounting for postemployment benefits.

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

          On May 19, 1995 and May 22, 1995, various litigation was commenced against the Corporation by shareholders of the Corporation in New York and Connecticut state courts. These actions, purportedly named as class actions on behalf of all public shareholders, varyingly named the Corporation, its directors, certain of its officers and its French parent, Societe BIC S.A., as defendants. In these actions, plaintiffs alleged that the defendants breached their fiduciary duties to plaintiffs and the Corporation's other public shareholders in connection with Societe BIC, S.A.'s original proposal to acquire the public shares for $36.50 per share.

          The parties to these actions have entered into a Memorandum of Understanding, dated September 7, 1995, outlining the general terms of a proposed settlement providing for the dismissal with prejudice of such actions. The settlement is subject to execution of a stipulation of settlement and approval by the court following notice to the public shareholders. In connection with the proposed settlement, the plaintiffs intend to apply for an award of attorneys' fees and litigation expenses in the amount of $487,500. The defendants have agreed not to oppose this application.

          The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to the plaintiffs or the purported class. The defendants have agreed to the proposed settlement because, among other reasons, such settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of a transaction that they believe to be in the best interests of the Corporation and the public shareholders.

          On August 16, 1995, BIC Corporation and Societe BIC S.A. jointly announced that they had executed a definitive merger agreement pertaining to Societe BIC S.A.'s previously announced proposal to acquire from public shareholders the approximately 22% of BIC Corporation's Common Shares not currently owned by Societe BIC S.A. and the Bich family. Under the agreement, Societe BIC S.A. will acquire in the merger the publicly held shares of BIC Corporation for a price of $40.50 per share in cash, or an aggregate of approximately $219 million.

          The merger agreement was approved by the Board of Directors of BIC Corporation following the unanimous recommendation of the merger by a special committee of independent directors. Goldman, Sachs & Co. has served as financial advisor to the special committee.

          The transaction, which will be financed out of Societe BIC's cash position, is subject to certain customary conditions including approval of a majority of the publicly held shares actually voted at a special meeting of shareholders which will be called to consider the merger.

                          PART II.  OTHER INFORMATION

                       BIC CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings (Continued)
          -----------------------------

          Although there can be no assurance as to whether the proposed transaction will be effected, it is currently anticipated that the merger will be completed in late November of 1995.

Item 2.   Change in Securities - None.

Item 3.   Defaults upon Senior Securities - Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - None.

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               27)  Financial Data Schedule

          b)   Reports on Form 8-K

               A report on Form 8-K, dated August 21, 1995 was filed by the Registrant with respect to the Registrant and Registrant's parent company, Societe BIC S.A., having executed a definitive Agreement and Plan of Merger pertaining to Societe BIC S.A.'s previously announced proposal to acquire from public shareholders the approximately 22% of the Corporation's common shares not currently owned by Societe BIC S.A. and the Bich family.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIC CORPORATION
                             ----------------------------------------
                                (Registrant)





Date:  October 24, 1995       Robert L. Macdonald
                             ----------------------------------------
                                (Signature)
                              Robert L. Macdonald, Vice President - Finance
                              (Principal Accounting Officer)